Form 10-Q
period 1995-06-30
STERLING FUEL RESOURCES DRILLING FUND 1983-2
filed 1995-08-11
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1994

                                  or

Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Transition Period Ended _______________________

                   Commission File Number 2-84452-01


                     STERLING DRILLING FUND 1983-2
          (Exact name of registrant as specified in charter)


                               New York
     (State or other jurisdiction of corporation or organization)
                              13-3167551
                 (IRS employer identification number)


           One Landmark Square, Stamford, Connecticut 06901
         (Address and Zip Code of principal executive offices)


                            (203) 358-5700
         (Registrant's telephone number, including area code)

                            Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/      No / /


                                PART I

Item 1.   Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 1995 and December 31, 1994.

Statements of Operations for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1995 and 1994.

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1995, the General Partners have distributed $1,632,488 or 10.40% of original Limited Partner capital contributions to the Limited Partners.


Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next twelve months.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C.
case) associated with such reserves, discounted at 10%, as of December 31, 1994 was approximately $678,000.

2.   Capital Resources -
The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -
Overall operating revenues decreased from $208,992 in 1994 to $168,848 in 1995. Although gas production remained consistent, 66,971 MCF in 1994 compared to 66,620 in 1995, gas revenue declined due to lower average price per MCF, from $2.85 in 1994 to $2.02 in 1995. Oil revenue increased because of consistent production and higher average price per barrel of $14.19 in 1994 to $15.71 in 1995. Production expenses decreased from $101,872 in 1994 to $73,414 in 1995, which can be attributed to additional maintenance, location work and frequency of electrical outages experienced during the severe weather conditions in 1994.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve estimates due to lower year-end gas prices in 1994 resulted in an additional charge of $400,000.


4. Other-
In, March, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No.
121)which is effective for the fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, requiring such assets to be reported at the lower of carrying amount or fair value, less selling costs.
The statement amends SFAS No. 19,"Financial Accounting and Reporting by Oil and Gas Producing Companies" by adding an impairment test for proved properties in accordance with
SFAS No. 121.

The Registrant currently performs a "ceiling test" by comparing the total carrying value of oil and gas properties to the total future net cash flows from the estimated production of proved oil and gas properties. The effect of SFAS No. 121, which would change the way the test is performed, is not known at this time.


PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K
The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.



                          S I G N A T U R E S



Pursuant  to  the  requirements of Section 13 or 15 (d) of  the  Securities

Exchange  Act of 1934, Registrant has duly caused this report to be  signed on its behalf by the undersigned, thereunto duly authorized.









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










August 11, 1994
(Date)






                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                       June 30,      December 31,
                                         1995            1994
Assets
Current assets:
  Cash and cash equivalents        $         2,921  $        8,287
  Due from others                            3,423              --
                                       -----------    ------------
      Total current assets                   6,344           8,287

Oil and gas properties -
successful efforts method:
  Leasehold costs                          497,639         497,639
  Well and related facilities           12,916,421      12,915,028
   less accummulated depreciation,
    depletion and amortization         (12,057,164)    (12,008,583)
                                       -----------    ------------
                                         1,356,896       1,404,084
                                       -----------    ------------
       Total assets                $     1,363,240  $    1,412,371
                                       ===========    ============

Liabilities and partners' equity
  Current liabilities:
   Due to affiliates               $        54,822  $       46,223
                                       -----------    ------------
        Total current liabilities           54,822          46,223
                                       -----------    ------------

  Partners' equity
   Limited partners                      1,329,255       1,380,721
   General partners                        (20,837)        (14,573)
                                       -----------    ------------
         Total partners' equity          1,308,418       1,366,148
                                       -----------    ------------

         Total liabilities and
          partners' equity         $     1,363,240  $    1,412,371
                                       ===========    ============

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1995

                                 Limited       General
                                 Partners      Partners    Total
Revenue:
Operating revenue              $     129,169 $    39,679  $   168,848
Interest income                          320          30          350
                                    --------    --------      -------
  Total Revenue                      129,489      39,709      169,198
                                    --------    --------      -------

Costs and Expenses:
Production expense                    56,162      17,252       73,414
General and administrative
 to a related party                   28,688       8,812       37,500
General and administrative            12,411       3,813       16,224
Depreciation, depletion
 and amortization                     44,452       4,129       48,581
                                    --------    --------      -------
  Total Costs and Expenses           141,713      34,006      175,719
                                    --------    --------      -------
  Net Income(loss)             $     (12,224) $    5,703  $    (6,521)
                                    ========    ========      =======
Net Income(loss)
    per equity unit            $        (.78)
                                      ======

See accompanying note to financial statements.
                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1994

                                   Limited      General
                                  Partners     Partners      Total
Revenue:
Operating revenue              $     159,141 $    48,887  $   208,028
Interest income                          264          25          289
                                    --------     -------    ---------
  Total Revenue                      159,406      48,911      208,317
                                    --------     -------    ---------

Costs and Expenses:
Production expense                    77,932      23,940      101,872
General and administrative
 to a related party                   38,556      11,844       50,400
General and administrative            10,093       3,101       13,194
Depreciation, depletion
 and amortization                     44,827       4,164       48,991
                                    --------     -------    ---------
  Total Costs and Expenses           171,409      43,048      214,457
                                    --------     -------    ---------
  Net Income(loss)             $     (12,003) $    5,863  $    (6,140)
                                    ========     =======    =========
Net Income(loss)
    per equity unit            $        (.78)
                                     ========

See accompanying note to financial statements.
                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                                 Limited       General
                                 Partners      Partners    Total
Revenue:
Operating revenue              $      51,552 $    15,836  $    67,388
Interest income                          146          14          160
                                    --------    --------    ---------
  Total Revenue                       51,698      15,850       67,548
                                    --------    --------    ---------

Costs and Expenses:
Production expense                    29,278       8,993       38,271
General and administrative
 to a related party                   14,344       4,406       18,750
General and administrative             8,005       2,460       10,465
Depreciation, depletion
 and amortization                     22,226       2,064       24,290
                                    --------    --------    ---------
  Total Costs and Expenses            73,853      17,923       91,776
                                    --------    --------    ---------
  Net Income(loss)             $     (22,155) $   (2,073)  $  (24,228)
                                    ========    ========    =========
Net Income(loss)
    per equity unit            $       (1.41)
                                    ========

See accompanying note to the financial statements.
                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1994

                                 Limited       General
                                 Partners      Partners    Total
Revenue:
Operating revenue              $      81,231 $    24,952  $   106,185
Interest income                          155          15          170
                                    --------    --------    ---------
  Total Revenue                       81,385      24,968      106,355
                                    --------    --------    ---------

Costs and Expenses:
Production expense                    42,206      12,965       55,171
General and administrative
 to a related party                   19,278       5,922       25,200
General and administrative             5,877       1,806        7,683
Depreciation, depletion
 and amortization                     22,413       2,082       24,495
                                    --------    --------    ---------
  Total Costs and Expenses            89,774      22,775      112,549
                                    --------    --------    ---------
  Net Income(loss)             $      (8,389) $    2,193  $    (6,196)
                                    ========    ========    =========
Net Income(loss)
    per equity unit            $        (.53)
                                      ======

See accompanying note to the financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1995


                                  Limited       General
                                  Partners      Partners     Total

Balance at beginning of period $   1,380,721 $    (14,573)  $ 1,366,148
  Cash Distributions                 (39,242)     (11,967)      (51,209)
  Net Income(Loss)                   (12,224)       5,703        (6,521)
                                   ----------     --------    ---------
Balance at end of period       $   1,329,255 $    (20,837)  $ 1,308,418
                                   ==========     ========    =========


                                      Six Months Ended
                                       June 30, 1994

                                  Limited       General
                                  Partners      Partners     Total

Balance at beginning of period $   1,875,449 $     32,675  $ 1,908,124
  Cash Distributions                 (39,242)     (11,998)     (51,240)
  Net Income(Loss)                   (12,003)       5,863       (6,140)
                                     --------     --------   ---------
Balance at end of period       $   1,824,204 $     26,540  $ 1,850,744
                                     ========     ========   =========


See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1995


                                  Limited       General
                                  Partners      Partners     Total

Balance at beginning of period $   1,390,652 $     (6,797)  $1,383,855
  Partners' Contribution
  Cash Distributions                 (39,242)     (11,967)     (51,209)
  Net Income(Loss)                   (22,155)      (2,073)     (24,228)
                                    ---------     --------    ---------
Balance at end of period       $    1,329,255 $   (20,837)   $1,308,418
                                    =========     ========    =========


                                     Three Months Ended
                                       June 30, 1994

                                  Limited        General
                                  Partners       Partners      Total

Balance at beginning of period $    1,871,834 $     36,344  $ 1,908,178
  Cash Distributions                  (39,242)     (11,998)     (51,240)
  Net Income(Loss)                     (8,388)       2,194       (6,194)
                                   -----------    ---------    ---------
Balance at end of period       $    1,824,204 $     26,540 $   1,850,744
                                   ===========    =========    =========



See accompanying note to the financial statements.
                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Six months     Six months
                                               ended         ended
                                             June 30,       June 30,
                                               1995           1994

Net cash provided by operating activities $      47,236  $      41,679
                                             ----------     ----------
Cash flows from financing activities:
  Distribution to partners                     (51,209)       (51,240)
                                             ----------     ----------
Net cash used in financing activities          (51,209)       (51,240)
                                             ----------     ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                    (1,393)             --
                                             ----------      ---------
Net Cash used in investing activities           (1,393)             --
                                             ----------     ----------
Net decrease in cash and cash equivalents
                                                (5,366)        (9,561)

Cash and cash equivalents at
  beginning of period                             8,287         31,269
                                             ----------     ----------
Cash and cash equivalents at end of
period                                    $       2,921  $      21,708
                                             ==========     ==========








See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                             June 30, 1995



1. The accompanying statements for the period ending June 30, 1995, are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain reclassifications were made to the prior periods' financial statements to confirm to the current period presentation.