Form 10-Q
period 1995-09-30
STERLING DRILLING FUND 1983-2
filed 1995-11-13
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995

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

Balance Sheets - September 30, 1995 and December 31, 1994.

Statements of Operations for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1995 and 1994.

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and
1994.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1995, the General Partners have distributed $1,632,488 or 10.40% of original Limited Partner capital contributions to the Limited Partners.


Columbia Gas Transmission Corp., a contract purchaser of the Registrant's gas, filed a Chapter 11 petition in U.S. Bankruptcy Court in Wilmington Delaware on July 31, 1991. At that time, the Bankruptcy Court released Columbia from any current contracts. The Registrant has filed a claim with the Bankruptcy Court to recover revenue suspended at the time bankruptcy occurred. Such amounts were not recorded as revenue during the applicable period, therefore, no loss contingency exists. The Registrant has reviewed and accepted a tentative settlement offer made by Columbia. The Registrant is hopeful that Columbia will make a final settlement within the next three months.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C.
case) associated with such reserves, discounted at 10%, as of December 31, 1994 was approximately $678,000 as compared to $1,863,000 at December 31, 1993.

The decline in undiscounted future net cash flows for the Partnership properties at December 31, 1994 when compared to December 31, 1993, was caused by a significant decline in prices between these two dates, rather than changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1994 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.


2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Overall operating revenues decreased from $309,371 in 1994 to $242,475 in 1995. Gas production remained very consistent with prior years production, 101,002 MCF in 1994 compared to 100,882 in 1995, Overall revenue declined due to lower average price per MCF, from $ 2.82 in 1994 to $2.02 in 1995. The consistent production experienced during 1995 is a result of some workovers performed during the second half of 1994. These workovers were performed to increase, maintain or avoid a drop off of a well's production.

Production expenses decreased from $150,706 in 1994 to $ 110,732 in 1995. The higher production expenses, in 1994, are attributable to the severe weather extremes of the winter and spring of 1994. Some typical examples of additional costs incurred include additional maintenance, location, access road work and other repairs. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well site.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1995 and 1994 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's effort's to limit costs, both incurred and allocated to the Registrant. Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the partnership.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. A downward revision in reserve estimates due to lower year-end gas prices in 1994 resulted in an additional charge of $400,000. Overall depreciation, depletion and amortization for nine months of 1995 showed only a minor decrease from same nine month period in 1994.


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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










November 13, 1995
(Date)





                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                     September 30,     December 31,
                                          1995             1994
Assets
Current assets:
  Cash and cash equivalents        $          2,204 $          8,287
  Due from others                             2,281                0
                                        -----------     ------------
      Total current assets                    4,485            8,287

Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639          497,639
  Well and related facilities            12,916,421       12,915,028
   less accumulated depreciation,
    depletion and amortization          (12,081,527)     (12,008,583)
                                        -----------     ------------
                                          1,332,533        1,404,084
                                        -----------     ------------
       Total assets                $      1,337,018 $      1,412,371
                                        ===========     ============

Liabilities and partners' equity
  Current liabilities:
   Due to affiliates               $         39,124 $         46,223
                                        -----------     ------------
        Total current liabilities            39,124           46,223
                                        -----------     ------------

  Partners' equity
   Limited partners                       1,317,182        1,380,721
   General partners                         (19,288)         (14,573)
                                        -----------     ------------
         Total partners' equity           1,297,894        1,366,148
                                        -----------     ------------

         Total liabilities and
          partners' equity         $      1,337,018 $      1,412,371
                                        ===========     ============

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $     185,493      56,982  $   242,475
Interest income                          400          37          437
                                    --------    --------      -------
  Total Revenue                      185,893      57,019      242,912
                                    --------    --------      -------

Costs and Expenses:
Production expense                    84,710      26,022      110,732
General and administrative
 to a related party                   43,031      13,219       56,250
General and administrative            15,705       4,824       20,529
Depreciation, depletion
 and amortization                     66,744       6,200       72,944
                                    --------    --------      -------
  Total Costs and Expenses           210,190      50,265      260,455
                                    --------    --------      -------
  Net Income(loss)             $     (24,297)      6,754  $   (17,543)
                                    ========    ========      =======
Net Income(loss)
    per equity unit            $       (1.55)
                                      ======

See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1994

                                   Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $     236,669      72,702  $   309,371
Interest income                          335          31          366
                                    --------     -------     --------
  Total Revenue                      237,004      72,733      309,737
                                    --------     -------     --------

Costs and Expenses:
Production expense                   115,290      35,416      150,706
General and administrative
 to a related party                   57,834      17,766       75,600
General and administrative            15,812       4,857       20,669
Depreciation, depletion
 and amortization                     67,241       6,246       73,487
                                    --------     -------     --------
  Total Costs and Expenses           256,177      64,285      320,462
                                    --------     -------     --------
  Net Income(loss)             $     (19,173)      8,448  $   (10,725)
                                    ========     =======     ========
Net Income(loss)
    per equity unit            $       (1.22)
                                    ========

See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      56,324      17,303  $    73,627
Interest income                           80           7           87
                                    --------    --------     --------
  Total Revenue                       56,404      17,310       73,714
                                    --------    --------     --------

Costs and Expenses:
Production expense                    28,548       8,770       37,318
General and administrative
 to a related party                   14,343       4,407       18,750
General and administrative             3,294       1,011        4,305
Depreciation, depletion
 and amortization                     22,292       2,071       24,363
                                    --------    --------     --------
  Total Costs and Expenses            68,477      16,259       84,736
                                    --------    --------     --------
  Net Income(loss)              $    (12,073)      1,051   $  (11,022)
                                    ========    ========     ========
Net Income(loss)
    per equity unit            $       (0.77)
                                    ========

See accompanying note to the financial statements.


                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1994

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      77,528      23,815  $   101,343
Interest income                           71           6           77
                                    --------    --------     --------
  Total Revenue                       77,599      23,821      101,420
                                    --------    --------     --------

Costs and Expenses:
Production expense                    37,358      11,476       48,834
General and administrative
 to a related party                   19,278       5,922       25,200
General and administrative             5,719       1,756        7,475
Depreciation, depletion
 and amortization                     22,414       2,082       24,496
                                    --------    --------     --------
  Total Costs and Expenses            84,769      21,236      106,005
                                    --------    --------     --------
  Net Income(loss)              $     (7,170)      2,585  $    (4,585)
                                    ========    ========     ========
Net Income(loss)
    per equity unit             $      (0.46)
                                      ======

See accompanying note to the financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1995


                                Limited        General
                                Partners       Partners       Total


Balance at beginning of
period                       $      1,380,721     (14,573)  $  1,366,148
  Partner's Contributions                   0         498            498
  Cash Distributions                  (39,242)    (11,967)       (51,209)
  Net Income(Loss)                    (24,297)      6,754        (17,543)
                                     --------     --------       --------
Balance at end of period    $       1,317,182      (19,288)  $  1,297,894
                                     ========     ========       ========


                                    Nine Months Ended
                                    September 30, 1994

                              Limited        General
                              Partners       Partners        Total


Balance at beginning of
period                     $     1,875,449        32,675   $  1,908,124
  Partner's Contributions                0           499            499
  Cash Distributions               (39,242)      (11,998)       (51,240)
  Net Income(Loss)                 (19,173)        8,448        (10,725)
                                  --------      --------      ---------
Balance at end of period   $     1,817,034        29,624   $  1,846,658
                                  ========      ========      =========


See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1995


                                Limited        General
                                Partners       Partners      Total


Balance at beginning of
period                        $   1,329,255     (20,837)   $  1,308,418
  Partners' Contribution                  0         498             498
  Cash Distributions                      0           0               0
  Net Income(Loss)                  (12,073)      1,051         (11,022)
                                   --------     --------      ---------
Balance at end of period      $   1,317,182      (19,288)  $  1,297,894
                                   ========     ========      =========


                                    Three Months Ended
                                    September 30, 1994

                             Limited           General
                             Partners          Partners     Total


Balance at beginning of
period                     $     1,824,204        26,540  $   1,850,744
  Partner's Contributions                0           499            499
  Cash Distributions                     0             0              0
  Net Income(Loss)                  (7,170)        2,585         (4,585)
                               -----------      --------      ---------
Balance at end of period   $     1,817,034        29,624  $   1,846,658
                               ===========      ========      =========



See accompanying note to the financial statements.


                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                             Nine months      Nine months
                                                ended            ended
                                            September 30,    September 30,
                                                 1995            1994

Net cash provided by operating activities $         46,021  $       42,276
                                                ----------      ----------

Cash flows from financing activities:
  Partners contributions                               498             499
  Distribution to partners                         (51,209)        (51,240)
                                                ----------      ----------
Net cash used in financing activities              (50,711)        (50,741)
                                                ----------      ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                        (1,393)        (21,061)
                                                ----------       ---------
Net Cash used in investing activities               (1,393)        (21,061)
                                                ----------      ----------

Net decrease in cash and cash equivalents           (6,083)        (29,526)

Cash and cash equivalents at
  beginning of period                                8,287          31,269
                                                ----------      ----------
Cash and cash equivalents at end of
period                                    $          2,204  $        1,743
                                                ==========      ==========








See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                          September 30, 1995



1. The accompanying statements for the period ending September 30, 1995,

are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain reclassifications were made to the prior periods' financial statements to confirm to the current period presentation.