Form 10-Q
period 1996-03-31
STERLING DRILLING FUND 1983-2
filed 1996-05-13
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31,1996

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

Balance Sheets - March 31, 1996 and December 31, 1995.

Statements of Operations for the Three Months Ended March 31, 1996 and
1995.

Statements of Changes in Partners' Equity for the year ended December 31, 1995 and for the Three Months Ended March 31, 1996.

Statements of Cash Flows for the Three Months Ended March 31, 1996 and
1995.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1996 the General Partners have distributed $1,632,488 or 10.40% of original Limited Partner capital contributions to the Limited Partners.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C.
case) associated with such reserves, discounted at 10%,was approximately $947,600 as of December 31, 1995 and was $678,000 as of December 31, 1994. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.


2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Operating revenues decreased from $ 101,460 in 1995 to $82,288    in
1996. The partnership's gas and oil production declined from 34,094 MCF and 706 Bbls in 1995 to 32,211 MCF and 436 BBls. During the first quarter of 1995 the partnership was paid based upon spot market prices available. These spot prices were higher during peak usage times of the year but could be significantly lower during off-peak usage times. During the last quarter of 1995, the partnership entered into a twelve month fixed price contract for the purchase of most of its production. This contract price was in effect during the first quarter 1996 and was lower than the 1995 first quarter spot prices. The combination of the price and production declines resulted in lower overall revenue.

Production expenses showed a slight increase from $35,143 in 1995 to $ 36,347 in 1996. Both years, production costs were expended to maintain the general upkeep of the wells and well-sites.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the partnership.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1995 or first quarter 1996. The lower depletion expense in 1996 is due to overall lower depletable cost basis in oil and gas properties.




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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










March 13, 1996
(Date)





                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                       March 31,       December 31,
                                          1996             1995
Assets
Current assets:
  Cash and cash equivalents        $         18,650 $          8,410
  Due from affiliates                        32,919           26,555
                                        -----------     ------------
      Total current assets                   51,569           34,965

Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639          497,639
  Well and related facilities            12,921,429       12,916,422
   less accumulated depreciation,
    depletion and amortization          (12,095,196)     (12,078,506)
                                        -----------     ------------
                                          1,323,872        1,335,555
                                        -----------     ------------
       Total assets                $      1,375,441 $      1,370,520
                                        ===========     ============

Partners' equity
   Limited partners                       1,369,255        1,367,959
   General partners                           6,186            2,561
                                        -----------     ------------
         Total partners' equity    $      1,375,441 $      1,370,520
                                        ===========     ============

See accompanying note to financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      62,950      19,338  $    82,288
Interest income                          213          20          233
                                    --------    --------      -------
  Total Revenue                       63,163      19,358       82,521
                                    --------    --------      -------

Costs and Expenses:
Production expense                    27,805       8,542       36,347
General and administrative
 to a related party                   14,344       4,406       18,750
General and administrative             4,447       1,366        5,813
Depreciation, depletion
 and amortization                     15,271       1,419       16,690
                                    --------    --------      -------
  Total Costs and Expenses            61,867      15,733       77,600
                                    --------    --------      -------
  Net Income(loss)             $       1,296       3,625  $     4,921
                                    ========    ========      =======
Net Income(loss)
    per equity unit            $        0.08
                                      ======

See accompanying note to financial statements.




                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1995

                                   Limited      General
                                  Partners     Partners       Total
Revenue:
Operating revenue              $      77,617      23,843  $   101,460
Interest income                          174          16          190
                                    --------     -------     --------
  Total Revenue                       77,791      23,859      101,650
                                    --------     -------     --------

Costs and Expenses:
Production expense                    26,884       8,259       35,143
General and administrative
 to a related party                   14,344       4,406       18,750
General and administrative             4,406       1,353        5,759
Depreciation, depletion
 and amortization                     22,226       2,065       24,291
                                    --------     -------     --------
  Total Costs and Expenses            67,860      16,083       83,943
                                    --------     -------     --------
  Net Income(loss)             $       9,931       7,776  $    17,707
                                    ========     =======     ========
Net Income(loss)
    per equity unit            $        0.63
                                    ========

See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2
               Statement of Changes in Partners' Equity
                              (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance At December 31, 1994  $  1,380,721  $    (14,573) $  1,366,148
  Partners' contributions                0           499           499
  Cash distributions               (39,243)      (11,967)      (51,210)
  Net Income(Loss)                  26,481        28,602        55,083
                                  --------      --------      --------
Balance at December 31, 1995  $  1,367,959  $      2,561  $  1,370,520
  Net Income(Loss)                   1,296         3,625         4,921
                                  --------      --------      --------
Balance at March 31, 1996     $  1,369,255  $      6,186  $  1,375,441
                                  ========      ========      ========




See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Three months     Three months
                                             ended March      ended March
                                              31, 1996         31, 1995

Net cash provided by operating activities $      15,247    $     (4,205)
                                               --------       ---------
Cash flows from investing activities:
  Investment in well and related
  facilities                                     (5,007)          (1,323)
                                              ---------        ---------
Net Cash used in investing activities            (5,007)          (1,323)
                                              ----------       ----------

Net decrease in cash and cash equivalents         10,240          (5,528)

Cash and cash equivalents at
  beginning of period                              8,410            8,287
                                              ----------       ----------
Cash and cash equivalents at end of
period                                    $       18,650   $        2,579
                                               =========       ==========








See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements


                            March 31, 1996



1.   The accompanying statements for the period ending March 31, 1996 are unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain reclassifications were made to the prior periods' financial statements to conform to the current period presentation.