Form 10-Q
period 1996-06-30
STERLING DRILLING FUND 1983-2
filed 1996-08-08
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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

Balance Sheets - June 30, 1996 and December 31, 1995.

Statements of Operations for the Six and Three Months Ended June 30,
  1996 and 1995 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1996 and 1995.

Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1995.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1996, the General Partners have distributed $1,671,731 or 10.65% of original Limited Partner capital contributions to the Limited Partners.


The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C.
case) associated with such reserves, discounted at 10%, was approximately $947,600 as of December 31, 1995 and was $678,000 as of December 31, 1994. The increase in total estimated discounted future net revenue was due primarily to higher year end gas prices as of December 31, 1995, when compared to the low gas price as of December 31, 1994. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2.   Capital Resources -
The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -
Overall operating revenues increased from $168,848 in 1995 to $175,860 in 1996. Both lower gas and oil production, from 66,639 MCF and 1,617 Bbls in 1995 to 62,907 MCF and 1,217 Bbls in 1996, were offset by increased prices. The average price per MCF in 1995 and 1996 was, respectively, $2.00 and 2.48. The average oil price per barrel in
1995 was $16.13 and was $18.21 in 1996.   The partnership's gas in
1995 was sold based upon spot market prices. Late in 1995, running for a twelve month period, the majority of the partnership's gas started to be sold through a fixed price contract. Spot prices received during 1995 fluctuated significantly throughout the year and were especially low during non-peak usage times. the lower production can be partially attributed to a combination of high main line pressure differences, which can restrict gas flow to main transport lines as well as possible fluid in some wells. After evaluating the wells if a well looks like additional work should be performed to maintain or increase production, some operating funds may be spent on a workover. A workover may entail equipment replacements or general repairs. Some of the costs may be capitalized or expensed based upon the appropriate criteria. Production expenses showed a slight increase from 1995 to 1996, $73,414 and $77,559, respectively. The increase may be partially attributed to additional repairs and the general upkeep of the wells and well sites.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion and amortization was needed in 1995 or in the first half of 1996. Although the Partnership's depletion, deprecaition and amortization is lower in 1996 than 1995, the expense recorded is consistent with the current basis of the Partnership's properties.




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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /S/ Charles E. Drimal Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










August 8, 1996
(Date)





                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                       June 30,       December 31,
                                         1996             1995
Assets
Current assets:
  Cash and cash equivalents        $        16,228  $         8,410
  Due from others                               41           26,555
                                       -----------     ------------
      Total current assets                  16,269           34,965

Oil and gas properties -
successful efforts method:
  Leasehold costs                          497,639          497,639
  Well and related facilities           12,931,061       12,916,422
   less accumulated depreciation,
     depletion and amortization        (12,112,126)     (12,078,506)
                                       -----------     ------------
                                         1,316,574        1,335,555
                                       -----------     ------------
       Total assets                $     1,332,843  $     1,370,520
                                       ===========     ============
 Partners' equity
   Limited partners                      1,334,097        1,367,959
   General partners                         (1,254)           2,561
                                       -----------     ------------
       Total partners' equity      $     1,332,843  $     1,370,520
                                       ===========     ============




See accompanying note to financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $    134,533       41,327  $   175,860
Interest income                         521           48          569
                                   --------      -------      -------
  Total Revenue                     135,054       41,375      176,429
                                   --------      -------      -------

Costs and Expenses:
Production expense                   59,333       18,226       77,559
General and administrative
 to a related party                  28,688        8,812       37,500
General and administrative           10,891        3,345       14,236
Depreciation, depletion
 and amortization                    30,762        2,858       33,620
                                   --------      -------      -------
  Total Costs and Expenses          129,674       33,241      162,915
                                   --------      -------      -------
  Net Income                   $      5,380  $     8,134  $    13,514
                                   ========      =======      =======
Net Income per equity unit     $        .34
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



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      71,583 $     21,989 $    93,573
Interest income                          308           28         336
                                    --------      -------     -------
  Total Revenue                       71,891       22,017      93,908
                                    --------      -------     -------

Costs and Expenses:
Production expense                    31,528        9,684      41,212
General and administrative
 to a related party                   14,344        4,406      18,750
General and administrative             6,444        1,979       8,423
Depreciation, depletion
 and amortization                     15,491        1,439      16,930
                                    --------      -------     -------
  Total Costs and Expenses            67,807       17,508      85,315
                                    --------      -------     -------
  Net Income                   $       4,084 $      4,509 $     8,593
                                    ========      =======     =======
Net Income per equity unit
                               $         .26
                                      ======

See accompanying note to the financial statements.


                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1995

                                Limited         General
                                Partners        Partners      Total
Revenue:
Operating revenue             $      51,552  $     15,836  $    67,388
Interest income                         146            14          160
                                   --------      --------     --------
  Total Revenue                      51,698        15,850       67,548
                                   --------      --------     --------

Costs and Expenses:
Production expense                   29,278         8,993       38,271
General and administrative
 to a related party                  14,344         4,406       18,750
General and administrative            8,005         2,460       10,465
Depreciation, depletion
 and amortization                    22,226         2,064       24,290
                                   --------      --------     --------
  Total Costs and Expenses           73,853        17,923       91,776
                                   --------      --------     --------
  Net Income(loss)             $    (22,155)  $    (2,073)  $  (24,228)
                                   ========      ========     ========
Net Income(loss)
    per equity unit           $       (1.41)
                                   ========

See accompanying note to the financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1996


                                 Limited         General
                                 Partners        Partners     Total

Balance at beginning of
period                        $    1,367,959  $      2,561  $ 1,370,520
  Cash Distributions                 (39,242)      (11,949)     (51,191)
  Net Income(Loss)                     5,380         8,134       13,514
                                    --------      --------    ---------
Balance at end of period      $    1,334,097  $     (1,254) $ 1,332,843
                                    ========      ========    =========


                                     Six Months Ended
                                       June 30, 1995

                            Limited          General
                            Partners         Partners        Total

Balance at beginning of
period                    $     1,380,721  $     (14,573)   $ 1,366,148
  Cash Distributions              (39,242)       (11,967)       (51,209)
  Net Income(Loss)                (12,224)         5,703         (6,521)
                                 --------       --------      ---------
Balance at end of period  $     1,329,255  $     (20,837)  $  1,308,418
                                 ========       ========      =========


See accompanying note to the financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1996


                            Limited          General
                            Partners         Partners        Total

Balance at beginning of
period                    $     1,369,255  $        6,186  $  1,375,441
  Cash Distributions              (39,242)        (11,949)      (51,191)
  Net Income(Loss)                  4,084           4,509         8,593
                                ---------        --------     ---------
Balance at end of period  $     1,334,097  $       (1,254)  $ 1,332,843
                                =========        ========     =========


                                  Three Months Ended
                                    June 30, 1995

                            Limited           General
                            Partners          Partners       Total

Balance at beginning of
period                    $      1,390,652 $      (6,797) $   1,383,855
  Cash Distributions               (39,242)      (11,967)       (51,209)
  Net Income(Loss)                 (22,155)       (2,073)       (24,228)
                                 ---------       --------      ---------
Balance at end of period  $      1,329,255 $     (20,837) $   1,308,418
                                 =========       ========      =========



See accompanying note to the financial statements.




                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Six months      Six months
                                               ended          ended
                                             June 30,        June 30,
                                               1996            1995

Net cash provided by operating activities $      73,648  $      47,236
                                             ----------     ----------

Cash flows from financing activities:
   Distribution to partners                     (51,191)       (51,209)
                                             ----------     ----------
Net cash used in financing activities           (51,191)       (51,209)
                                             ----------     ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                    (14,639)        (1,393)
                                             ----------     ----------
Net Cash used in investing activities           (14,639)        (1,393)
                                             ----------     ----------
Net (decrease) in cash and cash
equivalents                                      (2,585)        (5,366)
Cash and cash equivalents at
  beginning of period                             5,405          8,287
                                             ----------     ----------
Cash and cash equivalents at end of
period                                    $      2,830,  $       2,921
                                             ==========     ==========








See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                             June 30, 1996



1. The accompanying statements for the period ending June 30, 1996, are unaudited but reflect all adjustments necessary to present fairly the results of operations.