Form 10-Q
period 1996-09-30
STERLING DRILLING FUND 1983-2
filed 1996-11-08
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996

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

Balance Sheets - September 30, 1996 and December 31, 1995.

Statements of Operations for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1996 and 1995.

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and
1995.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1996, the General Partners have distributed $1,671,731 or 10.65% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated estimated future net revenues (S.E.C.
case) associated with such reserves, discounted at 10%, as of December 31, 1995 was approximately $947,600 as compared to $678,000 from December 31, 1994. The increase in undiscounted future net cash flows for the Partnership properties was caused by higher year end prices in effect at December 31, 1995 compared to lower year end prices as of December 31, 1994. There were no significant changes in the estimated future production from the properties. It is the opinion of management, and the general consensus in the industry, that gas prices are unlikely to decline significantly below the December 31, 1995 price in the near future. However, there can be no assurances that such price declines will not occur, and will not pose a threat to the Partnership's continued viability.

2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Overall operating revenues increased from $242,475 in 1995 to $253,658 in 1996. The gas production decline, from 100,882 MCF in 1995 to 98,912 MCF in 1996, was offset by an increase in average price per MCF from $2.02 in 1995 to $2.43 in 1996. The partnership's production decline was due in part to a main line in the gathering system experiencing a shut in due to maintenance on the line. This resulted in no production for approximately twenty one days in August of 1996 on the wells that feed into this main line. All repairs have been completed and the line is no longer shut in.

Production expenses increased from $ 110,732 in 1995 to $116,012 in 1996. The higher production expenses, in 1996, are attributable to some severe storms during the late spring and summer of 1996. These storms resulted in additional costs incurred, which may include additional maintenance, location, access road work and other repairs. Most of the production expenses, in 1995, were to maintain the general upkeep of the wells and well site.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1995 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant. General and administrative charges between 1996 and 1995 were stable and showed only minor changes from year to year.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. No additional depreciation, depletion or amortization was needed in 1995 or in the three quarters of 1996. Although the 1996 expense is lower than 1995, the expense recorded is consistent with the current basis of the partnership's properties.

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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










November 8, 1996
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets

                                      September 30,     December 31,
                                          1996              1995
                                       (unaudited)        (audited)

Assets
Current assets:
  Cash and cash equivalents        $         15,031 $           8,410
  Due from others                            18,185            26,555
                                        -----------      ------------
      Total current assets                   33,216            34,965
                                        -----------       -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639           497,639
  Well and related facilities            12,929,171        12,916,422
   less accumulated depreciation,
    depletion and amortization         (12,128,865)      (12,078,506)
                                        -----------      ------------
                                          1,297,945         1,335,555
                                        -----------      ------------
       Total assets                $      1,331,161 $       1,370,520
                                        ===========      ============


 Partners' equity
   Limited partners                       1,330,232         1,367,959
   General partners                             929             2,561
                                        -----------      ------------
         Total partners' equity    $      1,331,161 $       1,370,520
                                        ===========      ============

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $     194,048 $     59,610  $  253,658
Interest income                          635           59         694
                                    --------     --------     -------
  Total Revenue                      194,683       59,669     254,352
                                    --------     --------     -------

Costs and Expenses:
Production expense                    88,749       27,263     116,012
General and administrative            43,031       13,219      56,250
 to a related party
General and administrative            15,310        4,703      20,013
Depreciation, depletion
 and amortization                     46,078        4,281      50,359
                                    --------     --------     -------
  Total Costs and Expenses           193,168       49,466     242,634
                                    --------     --------     -------
  Net Income(loss)             $       1,515 $     10,203  $   11,718
                                    ========     ========     =======
Net Income(loss)
    per equity unit            $         .10
                                      ======

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1995

                                   Limited       General
                                  Partners      Partners      Total
Revenue:
Operating revenue              $     185,493 $     56,982 $   242,475
Interest income                          400           37         437
                                    --------     --------     -------
  Total Revenue                      185,893       57,019     242,912
                                    --------     --------     -------

Costs and Expenses:
Production expense                    84,710       26,022     110,732
General and administrative
 to a related party                   43,031       13,219      56,250
General and administrative            15,705        4,824      20,529
Depreciation, depletion
 and amortization                     66,744        6,200      72,944
                                    --------     --------     -------
  Total Costs and Expenses           210,190       50,265     260,455
                                    --------     --------     -------
  Net Income(loss)             $     (24,297) $     6,754 $   (17,543)
                                    ========     ========     =======
Net Income(loss)
    per equity unit            $       (1.55)
                                      ======

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1996

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      59,515 $     18,283  $    77,798
Interest income                          114           11          125
                                    --------     --------     --------
  Total Revenue                       59,629       18,294       77,923
                                    --------     --------     --------

Costs and Expenses:
Production expense                    29,416        9,037       38,453
General and administrative            14,343        4,407       18,750
 to a related party
General and administrative             4,419        1,358        5,777
Depreciation, depletion
 and amortization                     15,316        1,423       16,739
                                    --------     --------     --------
  Total Costs and Expenses            63,494       16,225       79,719
                                    --------     --------     --------
  Net Income(loss)             $      (3,865) $     2,069  $    (1,796)
                                    ========     ========     ========

Net Income(loss)
    per equity unit            $        (.24)
                                    ========

See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1995

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      56,324 $     17,303 $     73,627
Interest income                           80            7           87
                                    --------     --------     --------
  Total Revenue                       56,404       17,310       73,714
                                    --------     --------     --------

Costs and Expenses:
Production expense                    28,548        8,770       37,318
General and administrative
 to a related party                   14,343        4,407       18,750
General and administrative             3,294        1,011        4,305
Depreciation, depletion
 and amortization                     22,292        2,071       24,363
                                    --------     --------     --------
  Total Costs and Expenses            68,477       16,259       84,736
                                    --------     --------     --------
  Net Income(loss)             $     (12,073) $     1,051 $    (11,022)
                                    ========     ========    =========
Net Income(loss)
    per equity unit            $       (0.77)
                                    ========

See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1996


                                Limited        General
                                Partners       Partners       Total


Balance at beginning of
period                      $      1,367,959        2,561  $  1,370,520
  Partner's Contributions                  0          114           114
  Cash Distributions                 (39,242)     (11,949)      (51,191)
  Net Income(Loss)                     1,515       10,203        11,718
                                   ---------     --------     ---------
Balance at end of period    $      1,330,232          929     1,331,161
                                   =========     ========     =========


                                    Nine Months Ended
                                    September 30, 1995

                              Limited        General
                              Partners       Partners        Total


Balance at beginning of
period                     $     1,380,721       (14,573)  $  1,366,148
  Partner's Contributions                0           498            498
  Cash Distributions               (39,242)      (11,967)       (51,209)
  Net Income(Loss)                 (24,297)        6,754        (17,543)
                                 ---------      --------      ---------
Balance at end of period   $     1,317,182       (19,288)  $  1,297,894
                                 =========      ========      =========



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1996


                                Limited        General
                                Partners       Partners      Total


Balance at beginning of
period                        $   1,334,097       (1,254)  $  1,332,843
  Partners' Contribution                  0          114            114
  Cash Distributions                      0            0              0
  Net Income(Loss)                   (3,865)       2,069         (1,796)
                                  ---------     --------      ---------
Balance at end of period      $   1,330,232          829   $  1,331,161
                                  =========     ========      =========


                                    Three Months Ended
                                    September 30, 1995

                             Limited           General
                             Partners          Partners     Total


Balance at beginning of
period                     $     1,329,255       (20,837)  $  1,308,418
  Partner's Contributions                0           498            498
  Cash Distributions                     0             0              0
  Net Income(Loss)                 (12,073)        1,051       (11,022)
                                 ---------      --------      ---------
Balance at end of period   $     1,317,182       (19,288)  $  1,297,894
                                 =========      ========      =========



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-1
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                             Nine months      Nine months
                                                ended            ended
                                            September 30,      September
                                                 1996           30, 1995

Net cash provided by operating activities $         70,447  $       46,021
                                                ----------      ----------

Cash flows from financing activities:
  Partners contributions                               114             498
  Distribution to partners                         (51,191)        (51,209)
                                                ----------      ----------
Net cash used in financing activities              (51,077)        (50,711)
                                                ----------      ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                       (12,749)         (1,393)
                                                ----------      ----------
Net Cash used in investing activities              (12,749)         (1,393)
                                                ----------      ----------

Net decrease in cash and cash equivalents            6,621          (6,083)

Cash and cash equivalents at
  beginning of period                                8,410           8,287
                                                ----------      ----------
Cash and cash equivalents at end of
period                                    $         15,031  $        2,204
                                                ==========      ==========








See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                          September 30, 1996



1. The accompanying statements for the period ending September 30, 1996,

are unaudited but reflect all adjustments necessary to present fairly the results of operations.