Form 10-K
period 1996-12-31
STERLING DRILLING FUND 1983-2
filed 1997-03-31
CIK 722439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to


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

            Securities registered pursuant to Section 12(b) of Act:
                                      NONE

            Securities registered pursuant to Section 12(g) of Act:
                          UNITS OF LIMITED PARTNERSHIP
                                (Title of Class)

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

     The number of Units of the Registrant outstanding as of March 14, 1997, was: 15,697.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                      STERLING DRILLING FUND 1983-2, L.P.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

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

     During 1996, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1997, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1996, approximately $69,700, or 22.62%, and $232,000, or 75.35%, of the Partnership's gas production was sold to Cabot Oil & Marketing Corporation and Phoenix Diversified, respectively, and about $30,000, or 100%, of the Partnership's oil production was sold to American Rivers Terminal. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1996 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     As of December 31, 1996, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

                                                         Gross    Net
                                                         -----   -----
          Oil Wells ..................................       1       1
          Gas Wells ..................................      60    48.3

          Producing acres ............................   6,086   4,898

---------------------------
     (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
Production:
     Oil and Condensate (bbl) .........      1,598      2,766      1,865      2,766      3,413
     Gas (Mcf) ........................    129,675    134,028    104,110    144,397    150,277
Average Price of Sales:
     Oil and Condensate ($ per bbl) ...   $  19.45      15.83      14.57      14.37      19.99
     Gas ($ per Mcf) ..................   $   2.43       2.10       3.30       2.59       2.18

Production Expense per Dollar
     of Operating Revenue .............   $   0.44       0.46       0.55       0.46       0.42


OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                            Proved Developed
          As of                    ------------------------------------
          12-31                    Oil (bbls)                 Gas (Mcf)
          -----                    ----------                 ---------
           1992                      22,000                   2,287,000
           1993                      24,000                   2,662,000
           1994                      12,000                   1,809,000
           1995                      17,400                   2,554,600
           1996                      19,500                   2,535,000


     The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                  Proved Developed
                                    --------------------------------------------
          As of                     Future Net                 Present Value of
          12-31                       Revenue                 Future Net Revenue
          -----                     -----------               ------------------
           1992                     $ 2,400,000                   $ 1,142,000
           1993                       4,199,000                     1,863,000
           1994                       1,413,000                       678,000
           1995                       2,410,900                       947,600
           1996                       3,967,000                     1,578,300


     Since January 1, 1996, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 1996 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 14, 1997, there were 1,206 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1996 aggregated $39,243. Aggregate cash distributions to the holders of the Units as of December 31, 1996, is $1,671,731.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 14, 1997, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 6 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 155 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 48, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 43, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Bennie H. Wallace, Jr., age 44, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

     Lyne G. Pizor, age 37, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 64, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1996, the allocation of general and administrative expenses to the Partnership was $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership does not know of any person, entity or group, other than the General Partners as a group (including affiliates) that beneficially owns more than five percent of the Partnership Units. The following table shows as of March 14, 1997, the name and address of the Managing General Partner and of such Group and the number and percent of Partnership Units beneficially owned by them, all of which are owned directly.

                                                         NUMBER
     NAME AND ADDRESS OF BENEFICIAL OWNER               OF UNITS   PERCENT
     ------------------------------------               --------   --------
     PrimeEnergy Management Corporation
         One Landmark Square
         Stamford, CT 06901 .........................      1,171       7.46

     General Partners as a Group
         One Landmark Square
         Stamford, CT 06901 .........................      1,554       9.90


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1996 was paid well operating fees ranging from about $395 to $546 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1996, the Partnership paid an aggregate of $106,047 in such fees and expenses.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          1.   Financial Statements (Index to the Financial Information at page
               F-1)

          2.   Exhibits:

               (3) Form of Agreement of Limited Partnership of Sterling-Fuel Resources Drilling Fund 1983-2, now Sterling Drilling Fund 1983- 2, L.P. (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1983-2, L.P. Form 10-K for the year ended December 31, 1994.)

               (24) Consent of Ryder Scott Company (filed herewith)

               (27) Financial Data Schedule. (filed herewith)

     (b)  Reports on Form 8-K:

          No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1997.


                                        Sterling Drilling Fund 1983-2, L.P.
                                        By:   PrimeEnergy Management Corporation
                                              Managing General Partner



                                        By:   /s/ CHARLES E. DRIMAL, JR.
                                              ----------------------------------
                                              Charles E. Drimal, Jr.
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th day of March, 1997.


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




/s/ BENNIE H. WALLACE, JR.       Director, PrimeEnergy Management
------------------------------   Corporation
Bennie H. Wallace, Jr.

                      STERLING DRILLING FUND 1983-2, L.P.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                            TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                      STERLING DRILLING FUND 1983-2, L.P.

                        (A NEW YORK LIMITED PARTNERSHIP)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page No.
                                                                          --------
Selected Financial Data .................................................   F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations ...............................................   F-2

Report of Independent Public Accountants ................................   F-6

Financial Statements:

     Balance Sheets, December 31, 1996 and 1995 .........................   F-7

     Statements of Operations for the Years Ended December 31,
     1996, 1995 and 1994 ................................................   F-8

     Statements of Changes in Partners' Equity for the Years
     Ended December 31, 1996, 1995 and 1994 .............................   F-9

     Statements of Cash Flow for the Years Ended December 31,
     1996, 1995 and 1994 ................................................   F-10

     Notes to Financial Statements ......................................   F-11

Schedules:

     V  - Property and Equipment - Oil and Gas Properties for
          the Years Ended December 31, 1996, 1995 and 1994 ..............   F-19

     VI - Accumulated Depreciation, Depletion, and Amortization -
          Oil and Gas Properties for the Years Ended December 31,
          1996, 1995 and 1994 ...........................................   F-20

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

                                  YEAR ENDED DECEMBER 31, (000'S OMITTED)
                             -------------------------------------------------
                              1996       1995      1994       1993       1992
                             ------     ------    ------     ------     ------
Revenues .................   $  350        387       371        420        396
Net income (loss):
   Limited Partners ......       (4)        26      (455)       (16)       (77)
   General Partners ......       12         29       (36)        15          2
   Per equity unit .......    (0.23)      1.69    (29.02)     (1.04)     (4.93)
Total assets .............    1,327      1,371     1,412      1,934      2,030
Cash distributions:
   Limited Partners ......   $   39         39        39         39         39
   General Partners ......   $   12         12        12         12         12
   Limited partners as
   a % of original
   contribution ..........     0.25%      0.25%     0.25%      0.25%      0.25%


ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1996, the General partners have distributed $1,671,731, or 10.65%, of original Limited Partner capital contributions, to the Limited Partners.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996, was approximately $1,578,300 as compared to the discounted reserves as of December 31, 1995, which were approximately $947,600. The increase in total estimated discounted future net revenue was partially due to higher year end gas prices as of December 31, 1996, compared to the gas prices in effect as of December 31, 1995. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

     2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December, 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

     3. Results of operations:

     1996 compared to 1995

     Operating revenue increased from $326,196 in 1995 to $348,884 in 1996. The Partnership experienced a minor gas production decline from 134,028 mcf in 1995 to 129,675 mcf in 1996. The production decline was offset by a higher average price per mcf from $2.10 per mcf in 1995 to $2.43 per mcf in 1996. Oil production declined from 2,766 barrels in 1995 to 1,598 barrels in 1996. Although oil production declined the higher oil prices, $15.83 average price per barrel in 1995 and $19.45 average price per barrel in 1996, received did contribute to the overall increase in operating revenue. The Partnership generally renews its contracts with gas purchasers as they come due for an additional twelve month period. The Partnership was able to obtain fixed price contracts on a majority of its gas production for 1996. The Partnership, also, successfully renewed its contracts for 1997.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Production expenses remained relatively unchanged from $152,498 in 1995 to $151,293 in 1996. Most of the production expenses incurred in 1995 and 1996 were of normal recurring nature to maintain the general upkeep of the wells and well sites. The Partnership did expend funds on additional capitalized well equipment. The operator will determine if additional equipment, for example lift equipment, will have a favorable effect on production. The beneficial effect looked for by the operator is to increase, improve or sustain production on a particular well. General and administrative costs increased form $110,101 in 1995 to $124,723 in 1996. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1995 or 1996. The overall Partnership depreciation was consistent with the current basis in the Partnership properties and the rates applied.

     1995 compared to 1994

     Operating revenue declined form $371,060 in 1994 to $326,196 in 1995. The Partnership experienced higher gas production, from 104,110 mcf in 1994 to 134,028 mcf in 1995. This production was offset by lower average mcf prices from $3.30 per mcf in 1994 to $2.10 per mcf in 1995. Oil production and average oil price per barrel both increased during 1995, from $14.57 per barrel and production of 1,865 barrels in 1994, to $15.83 per barrel and production of 2,766 in 1995. The fluctuations in the average price per mcf of gas resulted in the Partnership's overall revenue declining.

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

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership.The Partnership recorded a downward revision of $400,000 in 1994. No additional depletion was needed in 1995. Depreciation, depletion and amortization rates were significantly higher in 1994 compared to 1995 resulting in a higher normal depletion expense, $131,658 for 1994 as compared to $69,923 in 1995. The Partnership's basis in the properties was lower in 1995 due to the downward revision from 1994.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Drilling Fund 1983-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

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


PUSTORINO, PUGLISI & CO., LLP
New York, New York
January 31, 1997

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     Assets
                                     ------


                                                       1996            1995
                                                   ------------    ------------
Current Assets:
  Cash and cash equivalents (Note 2) ...........   $     22,018    $      8,410
  Due from affiliate (Note 6) ..................         22,836          26,555
                                                   ------------    ------------
    Total Current Assets .......................         44,854          34,965
                                                   ------------    ------------
Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs ..............................        497,639         497,639
  Wells and related facilities .................     12,929,171      12,916,422
                                                   ------------    ------------
    Total ......................................     13,426,810      13,414,061
Less - Accumulated depreciation, depletion
  and amortization .............................    (12,144,168)    (12,078,506)
                                                   ------------    ------------
                                                      1,282,642       1,335,555
                                                   ------------    ------------
    Total Assets ...............................   $  1,327,496    $  1,370,520
                                                   ============    ============

                       Liabilities and Partners' Equity
                       --------------------------------

    Total Current Liabilities ..................   $       --      $       --
Partners' Equity:
  Limited partners .............................      1,325,155       1,367,959
  General partners .............................          2,341           2,561
                                                   ------------    ------------
    Total Partners' Equity .....................      1,327,496       1,370,520
                                                   ------------    ------------
    Total Liabilities and Partners' Equity .....   $  1,327,496    $  1,370,520
                                                   ============    ============


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996                              1995                              1994
                            -------------------------------   ------------------------------  -----------------------------------
                            Limited     General                Limited    General              Limited      General
                            Partners    Partners    Total      Partners   Partners    Total    Partners     Partners      Total
                            --------    --------   --------   --------   --------   --------   ---------    --------    ---------
Revenues:
  Operating revenues ....   $266,896    $ 81,988   $348,884   $249,540   $ 76,656   $326,196   $ 283,861    $ 87,199    $ 371,060
  Interest and other ....        775          72        847        457         42        499         346          32          378
  Other revenue
   (Note 10) ............       --          --         --       46,596     14,314     60,910        --          --           --
                            --------    --------   --------   --------   --------   --------   ---------    --------    ---------
    Total Revenues ......    267,671      82,060    349,731    296,593     91,012    387,605     284,207      87,231      371,438
                            --------    --------   --------   --------   --------   --------   ---------    --------    ---------
Costs and Expenses:
  Production expenses ...    115,739      35,554    151,293    116,661     35,837    152,498     156,856      48,185      205,041
  Depreciation,
   depletion and
   amortization .........     60,081       5,581     65,662     69,224        699     69,923     486,467      45,191      531,658
  General and
   administrative
   expenses (Note 7) ....     95,413      29,310    124,723     84,227     25,874    110,101      96,369      29,604      125,973
                            --------    --------   --------   --------   --------   --------   ---------    --------    ---------
    Total Expenses ......    271,233      70,445    341,678    270,112     62,410    332,522     739,692     122,980      862,672
                            --------    --------   --------   --------   --------   --------   ---------    --------    ---------
    Net Income (Loss) ...   $ (3,562)   $ 11,615   $  8,053   $ 26,481   $ 28,602   $ 55,083   $(455,485)   $(35,749)   $(491,234)
                            ========    ========   ========   ========   ========   ========   =========    ========    =========
Net Income (Loss) Per
Equity Unit (Note 2) ....   $   (.23)                         $   1.69                         $  (29.02)
                            ========                          ========                         =========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                        Limited        General
                                        Partners       Partners        Total
                                      -----------    -----------    -----------
Balance at December 31, 1993 ......   $ 1,875,449    $    32,675    $ 1,908,124

Partners' contributions ...........          --              499            499

Distributions to partners .........       (39,243)       (11,998)       (51,241)

Net (Loss) ........................      (455,485)       (35,749)      (491,234)
                                      -----------    -----------    -----------
Balance at December 31, 1994 ......     1,380,721        (14,573)     1,366,148

Partners' Contributions ...........          --              499            499

Distributions to partners .........       (39,243)       (11,967)       (51,210)

Net Income ........................        26,481         28,602         55,083
                                      -----------    -----------    -----------
Balance at December 31, 1995 ......     1,367,959          2,561      1,370,520

Partners' contributions ...........          --              114            114

Distributions to partners .........       (39,242)       (11,949)       (51,191)

Net Income (Loss) .................        (3,562)        11,615          8,053
                                      -----------    -----------    -----------
Balance at December 31, 1996 ......   $ 1,325,155    $     2,341    $ 1,327,496
                                      ===========    ===========    ===========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                         1996          1995          1994
                                                      ----------    ----------    ----------
Cash Flows From Operating Activities:
  Net income (loss) ...............................   $    8,053    $   55,083    $ (491,234)
  Adjustments to reconcile net (loss) to
   net cash provided by operating activities:
    Depreciation, depletion and amortization ......       65,662        69,923       531,658
    Changes in Assets and Liabilities:
    (Increase) decrease due from affiliates .......      (22,836)      (26,555)         --
    Increase (decrease) in due to affiliates ......       26,555       (46,223)       20,503
                                                      ----------    ----------    ----------
      Net Cash Provided by Operating Activities ...       77,434        52,228        60,927
                                                      ----------    ----------    ----------
Cash Flows From Investing Activities:
  Equipment purchases .............................      (12,749)       (1,394)      (33,167)
                                                      ----------    ----------    ----------
    Net Cash Provided (Used) by Investing
     Activities ...................................      (12,749)       (1,394)      (33,167)
                                                      ----------    ----------    ----------
Cash Flows From Financing Activities:
  Partners' contributions .........................          114           499           499
  Distributions to partners .......................      (51,191)      (51,210)      (51,241)
                                                      ----------    ----------    ----------
    Net Cash (Used) in Financing Activities .......      (51,077)      (50,711)      (50,742)
                                                      ----------    ----------    ----------
Net increase (decrease) in cash and cash
 equivalents ......................................       13,608           123       (22,982)

Cash and cash equivalents at beginning of year ....        8,410         8,287        31,269
                                                      ----------    ----------    ----------
Cash and cash equivalents at end of year ..........   $   22,018    $    8,410    $    8,287
                                                      ==========    ==========    ==========


  The Notes to Financial Statements are an integral part of these statements.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(1)  Organization and Capital Contributions:

     Sterling Drilling Fund 1983-2, L.P., a New York limited partnership (the "Partnership"), was formed on May 26, 1983 for the primary purpose of acquiring, developing and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation
     (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation (PEC), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Fifteen thousand six hundred ninety-seven limited partnership units, (15,697), were sold at $1,000 per unit aggregating total limited partner contributions of $15,697,000. The general partners' contributions amounted to $1,284,839. Partnership operations commenced on December 22, 1983.

(2)  Summary of Significant Accounting Policies:

     Revenue Recognition:

     The Partnership recognizes operating revenues, consisting of sales of oil and gas production, in the month of sale. Uncollected revenue is accrued based on known facts and trends of the relevant oil and gas properties on a monthly basis.

     Basis of Accounting:

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

     Oil and Gas Producing Activities:

     The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling and, accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of-production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization is recorded to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994


(2)  Summary of Significant Accounting Policies - (Cont'd)

     Federal Income Taxes:

     As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

     Limited Partners' Loss Per Equity Unit:

     The limited partners' loss per equity unit is computed on the 15,697 limited partner equity units.

     Cash and Cash Equivalents:

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

     Recently Issued Accounting Standards:

     The Partnership has implemented the provisions of FAS Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The implementation of this standard has had no material effect on the financial statements.

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

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(3)  Oil and Gas Properties - (Cont'd)

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1996, 1995 and 1994:

                                                    1996     1995     1994
                                                   ------   ------   ------
     Average sales price per MCF of gas ........   $ 2.43   $ 2.10   $ 3.30
     Average sales price per BBL of oil
      and other liquids ........................    19.45    15.83    14.57
     Production expense per dollar of
      operating revenue ........................     0.44     0.46     0.55

(4)  Quantities of Oil and Gas Reserves:

     The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 1996, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                        (Unaudited)
                                                  ------------------------
                                                   GAS (MCF)     OIL (BBL)
                                                  ----------    ----------
     Reserves as of December 31, 1993 .........    2,661,977        24,058
     Revisions of previous estimates ..........     (748,551)      (10,150)
     Production ...............................     (104,110)       (1,865)
                                                  ----------    ----------
     Reserves as of December 31, 1994 .........    1,809,316        12,043
     Revisions of previous estimates ..........      879,398         8,138
     Production ...............................     (134,028)       (2,766)
                                                  ----------    ----------
     Reserves as of December 31, 1995 .........    2,554,686        17,415
     Revisions of previous estimates ..........      109,723         3,684
     Production ...............................     (129,675)       (1,598)
                                                  ----------    ----------
     Reserves as of December 31, 1996 .........    2,534,734        19,501
                                                  ==========    ==========

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(4)  Quantities of Oil and Gas Reserves - (Cont'd)

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

     As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1996 or 1995, however, there was an additional provision of $400,000 in 1994. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(5)  Allocation of Partnership Revenues, Costs and Expenses:

     Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                       Limited     General
                                                       Partners    Partners
                                                       --------    --------
     Participation in Costs:
       Sales commissions and dealer manager fees ...        100%         -%
        in excess of the $50,000 paid by PEMC
       Offering costs other than $75,000
        paid by the Partnership and the
        Sterling Drilling Fund 1983-1, L.P. ........       --         100.0
       Management fee ..............................      100.0        --
       Lease acquisition costs .....................       91.5         8.5
       Drilling and completion costs ...............       91.5         8.5
       General and administrative expenses .........       76.5        23.5
       Production operator's fee ...................       76.5        23.5
       Operating expenses ..........................       76.5        23.5
       All other costs .............................       91.5         8.5

     Participation in Revenues:
       Sale of production ..........................       76.5        23.5
       Sale of properties ..........................       91.5         8.5
       Sale of equipment ...........................       91.5         8.5
       All other revenues ..........................       91.5         8.5


(6)  Transactions With Affiliates:

     (a) The receivable from affiliates at December 1996 and 1995 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994



(6)  Transactions With Affiliates - (Cont'd)

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $395 for each producing gas well and $546 for each producing oil or combination gas and oil well, based on the Partnership's percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1996, 1995 and 1994, $90,807, $81,644 and $103,632 of production operator's fees were incurred, respectively.

     (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1996, $26,154 was due from certain general partners for such costs.

     (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1996 for which it was billed $15,240.

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

     During 1996, 1995 and 1994, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $85,000 and $100,800, respectively.

                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994




(8)  Federal Income Taxes:

     The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
     (loss) reported in the accompanying financial statements:

                                            Year Ended December 31,
                                    --------------------------------------
                                       1996          1995          1994
                                    ----------    ----------    ----------
     Net income as reported
      on the Partnership's
      federal income tax
      return ....................   $   71,165    $  123,391    $    6,733

     Gain on sale of property
      reported differently for
      financial reporting
      purposes and for income
      tax reporting purposes ....         --           1,394        33,167

     Depreciation, depletion and
      amortization for income
      tax purposes in excess
      of (less than) financial
      reporting amount ..........      (63,112)      (69,702)     (531,135)
                                    ----------    ----------    ----------
     Net income (loss) per
      accompanying financial
      statements ................   $    8,053    $   55,083    $ (491,235)
                                    ==========    ==========    ==========

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

                        DECEMBER 31, 1996, 1995 AND 1994



(8)  Federal Income Taxes - (Cont'd)

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

(9)  Major Customers:

     A schedule of the major purchases of the Partnership's production is as follows:

       Purchaser                               1996       1995       1994
       ---------                             --------   --------   --------
      Phoenix Diversified ................   $232,348   $213,030   $263,460
      Cabot ..............................   $ 69,741   $ 42,765   $ 51,950
      American River Terminals ...........   $   --     $ 41,514   $   --

     The Partnership renewed its gas purchase contract in December, 1996 resulting in a fixed price for one year.

(10) Other Revenue:

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

                                                                     SCHEDULE V


                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                      Balance at                                               Balance
                                      Beginning     Additions                     Other        at End
                                       of Year       at Cost     Retirements     Changes       of Year
                                     -----------   -----------   -----------   -----------   -----------
Year Ended December 31, 1996:
-----------------------------
  Leasehold costs ................   $   497,639   $      --     $      --     $      --     $   497,639
  Wells and related facilities ...    12,916,422        12,749          --            --      12,929,171
                                     -----------   -----------   -----------   -----------   -----------
                                     $13,414,061   $    12,749   $      --            --     $13,426,810
                                                   ===========   ===========   ===========   ===========

Year ended December 31, 1995:
-----------------------------
  Leasehold costs ................   $   497,639   $      --     $      --     $      --     $   497,639
  Wells and related facilities ...    12,915,028         1,394          --            --      12,916,422
                                     -----------   -----------   -----------   -----------   -----------
                                     $13,412,667   $     1,394   $      --     $      --     $13,414,061

Year Ended December 31, 1994:
-----------------------------
  Leasehold costs ................   $   497,639   $      --     $      --     $      --     $   497,639
  Wells and related facilities ...    12,881,861        33,167          --            --      12,915,028
                                     -----------   -----------   -----------   -----------   -----------
                                     $13,379,500   $    33,167   $      --     $      --     $13,412,667
                                     ===========   ===========   ===========   ===========   ===========

                                                                    SCHEDULE VI


                      STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                            - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                       Balance at                                               Balance
                                       Beginning     Additions                     Other        at End
                                        of Year       at Cost     Retirements     Changes       of Year
                                      -----------   -----------   -----------   -----------   -----------
Year Ended December 31, 1996:
-----------------------------
  Wells and related facilities ....   $11,591,030   $    65,169   $      --     $      --     $11,656,199
  Leasehold costs .................       487,476           493          --            --         487,969
                                      -----------   -----------   -----------   -----------   -----------
                                      $12,078,506   $    65,662   $      --     $      --     $12,144,168
                                      ===========   ===========   ===========   ===========   ===========
Year ended December 31, 1995:
-----------------------------
  Wells and related facilities ....   $11,521,640   $    69,390   $      --     $      --     $11,591,030
  Leasehold costs .................       486,943           533          --            --         487,476
                                      -----------   -----------   -----------   -----------   -----------
                                      $12,008,583   $    69,923   $      --     $      --     $12,078,506
                                      ===========   ===========   ===========   ===========   ===========
Year Ended December 31, 1994:
-----------------------------
  Wells and related facilities ....   $10,990,777   $   530,863   $      --     $      --     $11,521,640
  Leasehold costs .................       486,148           795          --            --         486,943
                                      -----------   -----------   -----------   -----------   -----------
                                      $11,476,925   $   531,658   $      --     $      --     $12,008,583
                                      ===========   ===========   ===========   ===========   ===========

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