Form 10-Q
period 1997-03-31
STERLING DRILLING FUND 1983-2
filed 1997-05-14
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31,1997

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

Balance Sheets - March 31, 1997 and December 31, 1996.

Statements of Operations for the Three Months Ended March 31, 1997 and
1996.

Statements of Changes in Partners' Equity for the year ended December 31, 1996 and for the Three Months Ended March 31, 1997.

Statements of Cash Flows for the Three Months Ended March 31, 1997 and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1997 the General partners have distributed $1,671,730.50 or 10.65% of original Limited Partner capital contributions, to the Limited partners.

     The net proved oil and gas reserves of the partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1996 was approximately $1,578,300 as compared to $947,600 as of December 31, 1995. The increase in total estimated discounted future net revenue was due to higher year end gas prices as of December 31, 1996 compared the gas price in effect as of December 31,
1995.   Overall reservoir engineering is a subjective process of
estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity

2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Overall operating revenues increased from $82,288 in 1996 to $113,825 in 1997. The partnership's gas declined from 32,211 MCF in 1996 to 28,664 MCF in 1997. The Partnership benefited from an increased average price per MCF and Barrel of $2.28 and $16.37 in 1996 as compared to $3.28 and $20.20 in 1997. This combination resulted in both an increase to gas and oil revenue. Production expenses increased from $36,347 in 1996 to $50,242 in 1997. In 1997 some additional costs for general maintenance were incurred. These costs include those associated with repairs needed for access to the well and well sites and the related labor costs. The production expenses incurred in 1996 were of a normal and recurring nature to upkeep the wells.

General and administrative expenses to a related party increased from $18,750 in 1996 to $24,999 in 1997. The Partnership's third party costs showed a slight decline. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1996 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1996 or first quarter 1997. The lower depletion expense in 1997 is due to overall lower depletable cost basis in oil and gas properties.


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










May 14, 1997
(Date)





                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)

                                       March 31,       December 31,
                                          1997             1996
Assets
Current assets:
  Cash and cash equivalents        $         52,597 $         22,018
  Due from affiliates                        26,047           22,836
                                        -----------     ------------
      Total current assets                   78,644           44,854

Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639          497,639
  Well and related facilities            12,929,171       12,929,171
   less accumulated depreciation,
     depletion and amortization         (12,159,784)     (12,144,168)
                                        -----------     ------------
                                          1,267,026        1,282,642
                                        -----------     ------------
       Total assets                $      1,345,670 $      1,327,496
                                        ===========     ============

Partners' equity
   Limited partners                       1,336,776        1,325,155
   General partners                           8,894            2,341
                                        -----------     ------------
         Total partners' equity    $      1,345,670 $      1,327,496
                                        ===========     ============

See accompanying note to financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1997

                                  Limited       General
                                  Partners      Partners     Total
Revenue:
Operating revenue              $      87,076      26,749  $   113,825
Interest income                          371          35          406
                                     -------     -------      -------
  Total Revenue                       87,447      26,784      114,231
                                     -------     -------      -------

Costs and Expenses:
Production expense                    38,435      11,807       50,242
General and administrative
 to a related party                   19,124       5,875       24,999
General and administrative             3,978       1,222        5,200
Depreciation, depletion
 and amortization                     14,289       1,327       15,616
                                     -------     -------      -------
  Total Costs and Expenses            75,826      20,231       96,057
                                     -------     -------      -------
  Net Income                   $      11,621       6,553  $    18,174
                                     =======     =======      =======
Net Income per equity unit     $        0.74
                                      ======

See accompanying note to financial statements.




                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1996

                                   Limited       General
                                   Partners      Partners     Total
Revenue:
Operating revenue              $      62,950      19,338  $    82,288
Interest income                          213          20          233
                                    --------    --------      -------
  Total Revenue                       63,163      19,358       82,521
                                    --------    --------      -------

Costs and Expenses:
Production expense                    27,805       8,542       36,347
General and administrative
 to a related party                   14,344       4,406       18,750
General and administrative             4,447       1,366        5,813
Depreciation, depletion
 and amortization                     15,271       1,419       16,690
                                    --------    --------      -------
  Total Costs and Expenses            61,867      15,733       77,600
                                    --------    --------      -------
  Net Income                   $       1,296       3,625  $     4,921
                                    ========    ========      =======
Net Income per equity unit     $        0.08
                                      ======

See accompanying note to financial statements.




                     STERLING DRILLING FUND 1983-2
               Statement of Changes in Partners' Equity
                              (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1995  $  1,367,959  $      2,561  $  1,370,520
  Partners' contributions                0           114           114
  Cash distributions               (39,242)      (11,949)      (51,191)
  Net Income(Loss)                  (3,562)       11,615         8,053
                                ----------      --------     ---------
Balance at December 31, 1996  $  1,325,155  $      2,341  $  1,327,496
  Net Income                        11,621         6,553        18,174
                                ----------      --------     ---------
Balance at March 31, 1997     $  1,336,776  $      8,894  $  1,345,670
                                ==========      ========     =========




See accompanying note to financial statements.



                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                              Three months     Three months
                                               ended March      ended March
                                                31, 1997         31, 1996

Net cash provided by operating activities $        30,579  $       15,247
                                               ----------      ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                            0          (5,007)
                                               ----------       ----------
Net Cash used in investing activities                   0          (5,007)
                                               ----------       ----------

Net increase in cash and cash equivalents          30,579          10,240

Cash and cash equivalents at
  beginning of period                              22,018           8,410
                                               ----------      ----------
Cash and cash equivalents at end of
period                                    $        52,597  $       18,650
                                               ==========      ==========








See accompanying note to financial statements.


                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements


                            March 31, 1997



1.   The accompanying statements for the period ending March 31, 1997 are unaudited but reflect all adjustments necessary to present fairly the results of operations.