Form 10-Q
period 1997-06-30
STERLING DRILLING FUND 1983-2
filed 1997-08-14
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1997

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

Balance Sheets - June 30, 1997 and December 31, 1996.

Statements of Operations for the Six and Three Months Ended June 30, 1997 and 1996 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1997 and 1996.

Statements of Cash Flows for the Six Months Ended June 30, 1997 and
1996.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1997, the General Partners have distributed $1,710,973 or 10.90% of original Limited Partner capital contributions to the Limited Partners.

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

3.   Results of Operations -
Overall operating revenues increased from $175,860 in 1996 to $213,582 in 1997. The Partnership experienced a minor decline in gas production and a small change in oil production, from 62,907 MCF and 1,217 Bbls in 1996 to 61,014 MCF and 1,458 Bbls in 1997. The average price per MCF in 1996 and 1997 was, respectively, $2.48 and $3.01. The average oil price per barrel in 1996 was $18.21 and was $18.65 in 1997. The Partnership's oil and gas revenue was positively impacted because of the increased prices received. The Partnership received $7,820 from the sale of equipment, for example piping and tubing, that was no longer necessary at a few of the well locations. Production expenses showed an increase from 1996 to 1997, $77,559 and $95,553, respectively. In 1997, some additional expenditures were made in order to perform repairs associated with entry to the well sites and the related labor costs. The production costs incurred in 1996 were of normal and recurring manner to upkeep the wells.

The Partnership's third party costs remained unchanged from 1996 to 1997. Management continues to reduce third party costs and use in-
house resources to provide efficient and timely services to the Partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 1996 and 1997 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1996 or during the first half of 1997. The current depreciation was reasonable based upon the current remaining basis in the Partnership properties.
PART II

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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                        By: /S/ Charles E. Drimal Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










August 13, 1997
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                                       June 30,       December 31,
                                         1997             1996
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $        25,253           22,018
  Due from others                           31,210           22,836
                                       -----------     ------------
      Total current assets                  56,463           44,854

Oil and gas properties -
successful efforts method:
  Leasehold costs                          497,639          497,639
  Well and related facilities           12,929,171       12,929,171
   less accumulated depreciation,
     depletion and amortization        (12,175,400)     (12,144,168)
                                       -----------     ------------
                                         1,251,410        1,282,642
                                       -----------     ------------
       Total assets                $     1,307,873        1,327,496
                                       ===========     ============
 Partners' equity
   Limited partners                      1,306,639        1,325,155
   General partners                          1,234            2,341
                                       -----------     ------------
       Total partners' equity      $     1,307,873        1,327,496
                                       ===========     ============






See accompanying note to financial statements.

                    STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1997

                                 Limited       General
                                 Partners      Partners      Total
Revenue:
Operating revenue              $    163,390       50,192  $   213,582
Gain on sale of equipment             7,155          665        7,820
Interest income                         972           90        1,062
                                   --------      -------      -------
  Total Revenue                     171,517       50,947      222,464
                                   --------      -------      -------

Costs and Expenses:
Production expense                   73,098       22,455       95,553
General and administrative
 to a related party                  38,248       11,750       49,998
General and administrative           10,868        3,339       14,207
Depreciation, depletion
 and amortization                    28,577        2,655       31,232
                                   --------      -------      -------
  Total Costs and Expenses          150,791       40,199      190,990
                                   --------      -------      -------
  Net Income                   $     20,726       10,748  $    31,474
                                   ========      =======      =======
Net Income per equity unit     $       1.32
                                   ========



See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1996

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $    134,533       41,327  $   175,860
Interest income                         521           48          569
                                   --------      -------      -------
  Total Revenue                     135,054       41,375      176,429
                                   --------      -------      -------

Costs and Expenses:
Production expense                   59,333       18,226       77,559
General and administrative
 to a related party                  28,688        8,812       37,500
General and administrative           10,891        3,345       14,236
Depreciation, depletion
 and amortization                    30,762        2,858       33,620
                                   --------      -------      -------
  Total Costs and Expenses          129,674       33,241      162,915
                                   --------      -------      -------
  Net Income                   $      5,380        8,134  $    13,514
                                   ========      =======      =======
Net Income per equity unit     $        .34
                                     ======



See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1997

                                 Limited        General
                                 Partners       Partners      Total
Revenue:
Operating revenue              $      76,314       23,443   $    99,757
Gain on sale of equipment              7,155          665         7,820
Interest income                          601           55           656
                                    --------      -------       -------
  Total Revenue                       84,070       24,163       108,233
                                    --------      -------       -------

Costs and Expenses:
Production expense                    34,663       10,648        45,311
General and administrative
 to a related party                   19,124        5,875        24,999
General and administrative             6,890        2,117         9,007
Depreciation, depletion
 and amortization                     14,288        1,328        15,616
                                    --------      -------       -------
  Total Costs and Expenses            74,965       19,968        94,933
                                    --------      -------       -------
  Net Income                   $       9,105        4,195   $    13,300
                                    ========      =======       =======
Net Income per equity unit
                               $         .58
                                      ======



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1996

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      71,583       21,989 $    93,573
Interest income                          308           28         336
                                    --------      -------     -------
  Total Revenue                       71,891       22,017      93,908
                                    --------      -------     -------

Costs and Expenses:
Production expense                    31,528        9,684      41,212
General and administrative
 to a related party                   14,344        4,406      18,750
General and administrative             6,444        1,979       8,423
Depreciation, depletion
 and amortization                     15,491        1,439      16,930
                                    --------      -------     -------
  Total Costs and Expenses            67,807       17,508      85,315
                                    --------      -------     -------
  Net Income                   $       4,084        4,509 $     8,593
                                    ========      =======     =======
Net Income per equity unit
                               $         .26
                                      ======



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1997


                                 Limited         General
                                 Partners        Partners      Total

Balance at beginning of
period                        $    1,325,155         2,341   $   1,327,496
  Cash Distributions                 (39,242)      (11,855)        (51,097)
  Net Income(Loss)                    20,726        10,748          31,474
                                    --------      --------        --------
Balance at end of period      $    1,306,639         1,234   $   1,307,873
                                    ========      ========       =========


                                     Six Months Ended
                                       June 30, 1996


                                 Limited         General
                                 Partners        Partners      Total

Balance at beginning of
period                        $    1,367,959         2,561   $   1,370,520
  Cash Distributions                 (39,242)      (11,949)        (51,191)
  Net Income(Loss)                     5,380         8,134          13,514
                                    --------      --------       ---------
Balance at end of period      $    1,334,097        (1,254)  $   1,332,843
                                    ========      ========       =========



See accompanying note to the financial statements.

                    STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1997


                            Limited          General
                            Partners         Partners        Total

Balance at beginning of
period                    $     1,336,776           8,894  $  1,345,670
  Cash Distributions              (39,242)        (11,855)      (51,097)
  Net Income(Loss)                  9,105           4,195        13,300
                                ---------        --------     ---------
Balance at end of period  $     1,306,639           1,234  $  1,307,873
                                =========        ========     =========


                                  Three Months Ended
                                    June 30, 1996


                            Limited          General
                            Partners         Partners        Total

Balance at beginning of
period                    $     1,369,255           6,186  $  1,375,441
  Cash Distributions              (39,242)        (11,949)      (51,191)
  Net Income(Loss)                  4,084           4,509         8,593
                                ---------        --------     ---------
Balance at end of period  $     1,334,097          (1,254)  $ 1,332,843
                                =========        ========     =========



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Six months      Six months
                                               ended          ended
                                             June 30,        June 30,
                                               1997            1996

Net cash provided by operating activities $      46,512  $      73,648
                                             ----------     ----------

Cash flows from financing activities:
   Distribution to partners                     (51,097)       (51,191)
                                             ----------     ----------
Net cash used in financing activities           (51,097)       (51,191)
                                             ----------     ----------
Cash flows from investing activities:
  Sale of equipment                               7,820              0
  Investment in well and related
  facilities                                          0        (14,639)
                                             ----------     ----------
Net Cash used in investing activities             7,820        (14,639)
                                             ----------     ----------

Net increase in cash and cash equivalents         3,235          7,818
Cash and cash equivalents at
  beginning of period                            22,018          8,410
                                             ----------     ----------
Cash and cash equivalents at end of
period                                    $      25,253  $      16,228
                                             ==========     ==========










See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                             June 30, 1997



1.    The accompanying statements for the period ending June 30, 1997,

are  unaudited but reflect all adjustments necessary to present fairly the results of operations.  Certain reclassifications were made to the prior  periods' financial statements to confirm to the current  period presentation.