Form 10-Q
period 1997-09-30
STERLING DRILLING FUND 1983-2
filed 1997-11-12
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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

Balance Sheets - September 30, 1997 and December 31, 1996.

Statements of Operations for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1997 and 1996.

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and
1996.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1997, the General Partners have distributed $1,710,973 or 10.90% of original Limited Partner capital contributions to the Limited Partners.

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

3.   Results of Operations -

Overall operating revenues increased from $253,658 in 1996 to $310,298 in 1997 . The gas production decline, 98,912 MCF in 1996 to 93,148 MCF in 1997, was offset by an increase in average price per MCF from $2.43 in 1996 to $2.99 in 1997. The production decline can be partially attributed to a minor shut-in of some of the wells due to repairs performed on the main transport line by its operator. These repairs were completed as quickly as possible and the wells involved were back on line within ten days. Occasionally the well operator will determine that some equipment at the well or well-site is no longer necessary for a particular well. During 1997 the operator sold tubing, pipes and rods no longer needed by the Partnership's wells.

Production expenses increased from $116,012 in 1996 to $146,250 in 1997. The higher production expenses, in 1997, is partially attributable to weather conditions which resulted in additional costs incurred. These costs may have included additional maintenance, location, access road work and other repairs. The Partnership also performed additional periodic maintenance on the well and well site in order to halt declines, maintain or improve production.

General and administrative expenses have been segregated on the financial statements to reflect expenses paid to PrimeEnergy Management Corporation, a general partner. These expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1997 and 1996 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement. The lower amounts reflect management's efforts to limit costs, both incurred and allocated to the Registrant.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1996 or in the three quarters of 1997. Although the 1997 expense is lower than 1996, the expense recorded is consistent with the current basis of the Partnership's properties.

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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                                    By: /s/ Charles E.Drimal Jr.

                                    ------------------------------
                                    Charles E. Drimal, Jr.
                                    General Partner










November 12, 1997
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets

                                      September 30,     December 31,
                                          1997              1996
                                       (unaudited)        (audited)

Assets
Current assets:
  Cash and cash equivalents        $         49,445 $          22,018
  Due from others                            26,550            22,836
                                        -----------      ------------
      Total current assets                   75,995            44,854
                                        -----------       -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639           497,639
  Well and related facilities            12,931,476        12,929,171
   less accumulated depreciation,
     depletion and amortization         (12,191,100)      (12,144,168)
                                        -----------      ------------
                                          1,238,015         1,282,642
                                        -----------      ------------
       Total assets                $      1,314,010 $       1,327,496
                                        ===========      ============


 Partners' equity
   Limited partners                       1,309,675         1,325,155
   General partners                           4,335             2,341
                                        -----------      ------------
         Total partners' equity    $      1,314,010 $       1,327,496
                                        ===========      ============

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1997

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $     237,378 $     72,920  $  310,298
Gain on sale of equipment             11,512        1,069      12,581
Interest income                        1,392          129       1,521
                                    --------     --------     -------
  Total Revenue                      250,282       74,118     324,400
                                    --------     --------     -------

Costs and Expenses:
Production expense                   111,881       34,369     146,250
General and administrative
 to a related party                   57,373       17,624      74,997
General and administrative            14,323        4,400      18,723
Depreciation, depletion
 and amortization                     42,943        3,989      46,932
                                    --------     --------     -------
  Total Costs and Expenses           226,520       60,382     286,902
                                    --------     --------     -------
  Net Income                   $      23,762 $     13,736  $   37,498
                                    ========     ========     =======
Net Income per equity unit     $        1.51
                                      ======

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1996

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $     194,048 $     59,610  $  253,658
Interest income                          635           59         694
                                    --------     --------     -------
  Total Revenue                      194,683       59,669     254,352
                                    --------     --------     -------

Costs and Expenses:
Production expense                    88,749       27,263     116,012
General and administrative
 to a related party                   43,031       13,219      56,250
General and administrative            15,310        4,703      20,013
Depreciation, depletion
 and amortization                     46,078        4,281      50,359
                                    --------     --------     -------
  Total Costs and Expenses           193,168       49,466     242,634
                                    --------     --------     -------
  Net Income                   $       1,515 $     10,203  $   11,718
                                    ========     ========     =======
Net Income per equity unit     $         .10
                                      ======

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1997

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      73,988 $     22,728  $    96,716
Gain on sale of equipment              4,357          404        4,761
Interest income                          420           39          459
                                    --------     --------     --------
  Total Revenue                       78,765       23,171      101,936
                                    --------     --------     --------

Costs and Expenses:
Production expense                    38,783       11,914       50,697
General and administrative
 to a related party                   19,125        5,874       24,999
General and administrative             3,455        1,061        4,516
Depreciation, depletion
 and amortization                     14,366        1,334       15,700
                                    --------     --------     --------
  Total Costs and Expenses            75,729       20,183       95,912
                                    --------     --------     --------
  Net Income                   $       3,036 $      2,988  $     6,024
                                    ========     ========     ========

Net Income per equity unit     $         .19
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1997


                                Limited        General
                                Partners       Partners       Total


Balance at beginning of
period                      $      1,325,155        2,341  $  1,327,496
  Partner's Contributions                  0          113           113
  Cash Distributions                 (39,242)     (11,855)      (51,097)
  Net Income                          23,762       13,736        37,498
                                   ---------     --------     ---------
Balance at end of period    $      1,309,675        4,335  $  1,314,010
                                   =========     ========     =========


                                    Nine Months Ended
                                    September 30, 1996

                              Limited        General
                              Partners       Partners        Total


Balance at beginning of
period                     $     1,367,959         2,561   $  1,370,520
  Partner's Contributions                0           114            114
  Cash Distributions               (39,242)      (11,949)       (51,191)
  Net Income                         1,515        10,203         11,718
                                 ---------      --------      ---------
Balance at end of period   $     1,330,232           929   $  1,331,161
                                 =========      ========      =========



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1997


                                Limited        General
                                Partners       Partners      Total


Balance at beginning of
period                        $   1,306,639        1,234   $  1,307,873
  Partners' Contribution                  0          113            113
  Cash Distributions                      0            0              0
  Net Income                          3,036        2,988          6,024
                                  ---------     --------      ---------
Balance at end of period      $   1,309,675        4,335   $  1,314,010
                                  =========     ========      =========


                                    Three Months Ended
                                    September 30, 1996

                             Limited           General
                             Partners          Partners     Total


Balance at beginning of
period                     $     1,334,097        (1,254)  $  1,332,843
  Partner's Contributions                0           114            114
  Cash Distributions                     0             0              0
  Net Income(Loss)                  (3,865)        2,069         (1,796)
                                 ---------      --------      ---------
Balance at end of period   $     1,330,232           829  $   1,331,161
                                 =========      ========      =========



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Nine months     Nine months
                                               ended           ended
                                             September       September
                                              30, 1997       30, 1996

Net cash provided by operating activities $       68,135  $      70,447
                                              ----------     ----------

Cash flows from financing activities:
  Partners contributions                             113            114
  Distribution to partners                       (51,097)       (51,191)
                                              ----------     ----------
Net cash used in financing activities            (50,984)       (51,077)
                                              ----------     ----------
Cash flows from investing activities:
  Proceeds from sale of equipment                 12,581              0
  Investment in well and related
  facilities                                      (2,305)       (12,749)
                                              ----------     ----------
Net Cash used in investing activities             10,276        (12,749)
                                              ----------     ----------

Net increase in cash and cash equivalents         27,427          6,621

Cash and cash equivalents at
  beginning of period                             22,018          8,410
                                              ----------     ----------
Cash and cash equivalents at end of
period                                    $       49,445  $      15,031
                                              ==========     ==========








See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                          September 30, 1997



1. The accompanying statements for the period ending September 30, 1997,

are unaudited but reflect all adjustments necessary to present fairly the results of operations.