Form 10-K
period 1997-12-31
STERLING DRILLING FUND 1983-2
filed 1998-03-25
CIK 722439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO

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

         The number of Units of the Registrant outstanding as of March 16, 1998, was: 15,697.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



================================================================================

                      STERLING DRILLING FUND 1983-2, L.P.

                            FORM 10-K ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

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

         The aggregate contributions to the Partnership were $15,697,000, all of which, net of the organization expenses of the Partnership, was expended in the drilling of such formation extension wells. Such properties are located in Clay, Roane, Calhoun, Wirt, Kanawha, Lincoln and Putnam Counties, West Virginia. The Partnership does not operate any of the properties in which it has an interest, but generally such properties are operated and serviced by Prime Operating Company, a Texas corporation, and Eastern Oil Well Service Company, a West Virginia corporation, both wholly- owned subsidiaries of PrimeEnergy Corporation.

         During 1997, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1998, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with
producing wells.   The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1997, approximately $298,900, or 81.65%, and $62,300, or 17.02%, of the Partnership's gas production was sold to Phoenix Diversified and Cabot Oil & Marketing Corporation, respectively, and about $41,250, or 100%, of the Partnership's oil production was sold to American Rivers Terminal. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers. Beginning in January, 1998, American Rivers Terminal sold its business to Ohio River Gathering. Ohio River Gathering has assured the operating company that it will continue to purchase the Partnership's oil production.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1997 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1997, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                    Gross            Net
                                                    -----            ---
                 Oil Wells  . . . . . . . . . . . . .   1               1
                 Gas Wells  . . . . . . . . . . . . .  60            48.3

                 Producing acres  . . . . . . . .   6,086           4,898

-------------------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                      1997           1996         1995        1994          1993
                                                      ----           ----         ----        ----          ----
       Production:
               Oil and Condensate (bbl)  . . . .        2,158         1,598        2,766       1,865         2,766
               Gas (Mcf)   . . . . . . . . . . .      121,542       129,675      134,028     104,110       144,397
       Average Price of Sales:
               Oil and Condensate ($ per bbl)  .    $   18.50         19.45        15.83       14.57         14.37
               Gas ($ per Mcf)   . . . . . . . .    $    3.11          2.43         2.10        3.30          2.59

       Production Expense per Dollar
               of Operating Revenue  . . . . . .    $    0.46          0.44         0.46        0.55          0.46

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below.
All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                                  Proved Developed
                As of                                             ----------------
                12-31                             Oil (bbls)                            Gas (Mcf)
                -----                             ----------                            ---------
                1993                                24,000                              2,662,000
                1994                                12,000                              1,809,000
                1995                                17,400                              2,554,600
                1996                                19,500                              2,535,000
                1997                                21,000                              2,384,000

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                                               Proved Developed
                                                                               ----------------
                  As of                                                 Future Net       Present Value of
                  12-31                                                   Revenue       Future Net Revenue
                  -----                                                 ----------      ------------------
                   1993                                               $  4,199,000            $  1,863,000
                   1994                                                  1,413,000                 678,000
                   1995                                                  2,410,900                 947,600
                   1996                                                  3,967,000               1,578,300
                   1997                                                  3,351,400               1,288,800

         Since January 1, 1997, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1997 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 16, 1998, there were 1,151 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1997 aggregated $39,243. Aggregate cash distributions to the holders of the Units as of December 31, 1997, is $1,710,973.

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

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1998, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 164 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 49, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 44, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 45, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lyne G. Pizor, age 38, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 65, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.         EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1997, the allocation of general and administrative expenses to the Partnership was $100,000.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of March 16, 1998, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.

                                                                        NUMBER
            NAME AND ADDRESS OF BENEFICIAL OWNER                       OF UNITS           PERCENT
            ------------------------------------                       --------           -------
            PrimeEnergy Management Corporation
                    One Landmark Square
                    Stamford, CT 06901  . . . . . . . . . . . . .      1,171                7.46

            PrimeEnergy Corporation
                    One Landmark Square
                    Stamford, CT 06901  . . . . . . . . . . . . .        814                5.19

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1997 was paid well operating fees ranging from about $402 to $557 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1997 and 1996, the Partnership paid an aggregate of $125,630 and $106,047, respectively, in such fees and expenses.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 1998.

                                    Sterling Drilling Fund 1983-2, L.P.
                                    By:      PrimeEnergy Management Corporation
                                             Managing General Partner



                                    By:      /s/ CHARLES E. DRIMAL, JR.
                                             ----------------------------------
                                             Charles E. Drimal, Jr.
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd day of March, 1998.


/s/ CHARLES E. DRIMAL, JR.       Director and President,
----------------------------     PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.           The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS          Director and Vice President and Treasurer,
----------------------------     PrimeEnergy Management Corporation;
Beverly A. Cummings              The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.       Director, PrimeEnergy Management
----------------------------     Corporation
Bennie H. Wallace, Jr.

                      STERLING DRILLING FUND 1983-2, L.P.

                        (A NEW YORK LIMITED PARTNERSHIP)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                     Page No.
                                                                                                     --------
Selected Financial Data                                                                                F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                              F-2

Report of Independent Public Accountants                                                               F-6

Financial Statements:

      Balance Sheets, December 31, 1997 and 1996                                                       F-7

      Statements of Operations for the Years Ended December 31,
      1997, 1996 and 1995                                                                              F-8

      Statements of Changes in Partners' Equity for the Years
      Ended December 31, 1997, 1996 and 1995                                                           F-9

      Statements of Cash Flow for the Years Ended December 31,
      1997, 1996 and 1995                                                                              F-10

      Notes to Financial Statements                                                                    F-11

Schedules:

      V  -   Property and Equipment - Oil and Gas Properties for
             the Years Ended December 31, 1997, 1996 and 1995                                          F-19

      VI -   Accumulated Depreciation, Depletion, and Amortization -
             Oil and Gas Properties for the Years Ended December 31,
             1997, 1996 and 1995                                                                       F-20

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

                                                   YEAR ENDED DECEMBER 31, (000'S OMITTED)
                                                   ---------------------------------------
                                              1997         1996        1995       1994         1993
                                              ----         ----        ----       ----         ----
        Revenues  . . . . . . . . . . .    $     431         350         387        371          420
        Net income (loss):
           Limited Partners . . . . . .    $      33          (4)         26       (455)         (16)
           General Partners . . . . . .    $      22          12          29        (36)          15
           Per equity unit  . . . . . .    $    2.10       (0.23)       1.69     (29.02)       (1.04)
        Total assets  . . . . . . . . .    $   1,331       1,327       1,371      1,412        1,934
        Cash distributions:
           Limited Partners . . . . . .    $      39          39          39         39           39
           General Partners . . . . . .    $      12          12          12         12           12
           Limited partners as
           a % of original
           contribution . . . . . . . .         0.25%       0.25%       0.25%      0.25%        0.25%

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1997, the General partners have distributed $1,710,973, or 10.90%, of original Limited Partner capital contributions, to the Limited Partners.

         All aspects of the Partnership's operations and administration are handled through the use of the operating and Managing General Partner's computer systems. Both the operations company and the Managing General Partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete systems upgrade, which includes but is not limited to, the year 2000 issue will be implemented within the next year by both the operating company and the Managing General Partner. Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the Partnership for the implementation necessary by either company.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997, was approximately $1,288,800 as compared to the discounted reserves as of December 31, 1996, which were approximately $1,578,300. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December, 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

         3. Results of operations:

         1997 compared to 1996

         Overall operating revenue increased from $348,834 in 1996 to $431,111 in 1997. The Partnership experienced a gas production decline from 129,675 mcf in 1996 to 121,542 mcf in 1997. Oil production increased from 1,598 barrels in 1996 to 2,158 barrels in 1997. The Partnership generally renews its gas contracts as they come due for twelve month periods. The Partnership was in a fixed price contract for all of 1997 and has renewed its fixed price contract through November 30, 1998. The average price per mcf increased substantially, from $2.43 in 1996 to $3.11 in 1997. The average price per barrel declined slightly from $19.45 in 1996 to $18.50 in 1997. All four factors, especially the average price per mcf, contributed to increased oil and gas sales. Also included in overall operating revenues are the sale of some equipment. Occasionally the well operator will determine that some equipment at the well or well site is no longer necessary for a particular well. During 1997, the operator sold tubing, pipes and rods no longer needed by the Partnership's wells.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses increased from $151,293 in 1996 to $192,587 in 1997. Some production expenses may be variable in nature, vary with production volumes or others are direct correlation with additional repairs and labor performed on particular wells. The Partnership may expend funds on additional equipment, for example lift equipment, if the operator has determined that the equipment and related expenses will have a beneficial effect on production.
The effect looked for by the operator is to increase production, halt any further significant declines or to maintain overall production on a particular well. Additional repairs may include, but are not limited to, additional maintenance, labor, location, access road work and other miscellaneous supplies needed by the individual wells or the well sites. The Partnership also expended the necessary funds, in both years, for general upkeep and maintenance at all the Partnership's well and well sites.

General and administrative costs remained relatively unchanged from $124,723 in 1996 to $123,440 in 1997. The stable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management continues to monitor any third party costs and use in-house resources if it will provide efficient and timely services to the Partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.


         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceeds the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1996 or 1997. The overall Partnership depreciation was consistent with the current basis in the partnership properties and the rates applied.

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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 5, 1998

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                     1997              1996
                                                                                 ------------      ------------
Current Assets:
  Cash and cash equivalents (Note 2)                                             $     57,413      $     22,018
  Due from affiliate (Note 6)                                                          48,737            22,836
                                                                                 ------------      ------------
     Total Current Assets                                                             106,150            44,854
                                                                                 ------------      ------------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                                                     497,639           497,639
  Wells and related facilities                                                     12,934,194        12,929,171
                                                                                 ------------      ------------
      Total                                                                        13,431,833        13,426,810
  Less - Accumulated depreciation, depletion                                      (12,206,629)      (12,144,168)
                                                                                 ------------      ------------
          and amortization
                                                                                    1,225,204         1,282,642
                                                                                 ------------      ------------

     Total Assets                                                                $  1,331,354      $  1,327,496
                                                                                 ============      ============



                        Liabilities and Partners' Equity

     Total Current Liabilities                                                   $         --      $         --
                                                                                 ------------      ------------

Partners' Equity:
  Limited partners                                                                  1,318,829         1,325,155
  General partners                                                                     12,525             2,341
                                                                                 ------------      ------------
     Total Partners' Equity                                                         1,331,354         1,327,496
                                                                                 ------------      ------------

     Total Liabilities and Partners' Equity                                      $  1,331,354      $  1,327,496
                                                                                 ============      ============



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       1997                                  1996                               1995
                         --------------------------------   ----------------------------------    -------------------------------
                         Limited     General                Limited        General                Limited     General
                         Partners    Partners     Total     Partners       Partners    Total      Partners    Partners     Total
                         --------    --------   ---------   --------       --------  ---------    --------    --------    -------
Revenues:
  Operating revenues    $ 329,800   $ 101,311   $ 431,111   $ 266,896    $  81,988   $ 348,884   $ 249,540   $  76,656   $ 326,196
  Interest and other        2,030         189       2,219         775           72         847         457          42         499
  Other revenue                --          --          --          --           --          --      46,596      14,314      60,910
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------
   (Note 10)

     Total Revenues       331,830     101,500     433,330     267,671       82,060     349,731     296,593      91,012     387,605
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------

Costs and Expenses:
  Production expenses     147,329      45,258     192,587     115,739       35,554     151,293     116,661      35,837     152,498
  Depreciation,            57,152       5,309      62,461      60,081        5,581      65,662      69,224         699      69,923
   depletion and
   amortization
  General and              94,432      29,008     123,440      95,413       29,310     124,723      84,227      25,874     110,101
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------
   administrative
   expenses (Note 7)

    Total Expenses        298,913      79,575     378,488     271,233       70,445     341,678     270,112      62,410     332,522
                        ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------   ---------

     Net Income (Loss)  $  32,917   $  21,925   $  54,842   $  (3,562)   $  11,615   $   8,053   $  26,481   $  28,602   $  55,083
                        =========   =========   =========   =========    =========   =========   =========   =========   =========

  Net Income (Loss) Per
   Equity Unit (Note 2) $    2.10                           $    (.27)                           $    1.69
                        =========                           =========                            =========



   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  Limited           General
                                  Partners          Partners           Total
                                 -----------      -----------      -----------
Balance at December 31, 1994     $ 1,380,721      $   (14,573)     $ 1,366,148

Partners' contributions                   --              499              499

Distributions to partners            (39,243)         (11,967)         (51,210)

Net Income (Loss)                     26,481           28,602           55,083
                                 -----------      -----------      -----------

Balance at December 31, 1995       1,367,959            2,561        1,370,520

Partners' Contributions                   --              114              114

Distributions to partners            (39,242)         (11,949)         (51,191)

Net Income (Loss)                     (3,562)          11,615            8,053
                                 -----------      -----------      -----------

Balance at December 31, 1996       1,325,155            2,341        1,327,496

Partners' contributions                   --              114              114

Distributions to partners            (39,243)         (11,855)         (51,098)

Net Income (Loss)                     32,917           21,925           54,842
                                 -----------      -----------      -----------

Balance at December 31, 1997     $ 1,318,829      $    12,525      $ 1,331,354
                                 ===========      ===========      ===========




   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                      1997          1996          1995
                                                    --------      --------      --------
Cash Flows From Operating Activities:
 Net income (loss)                                  $ 54,842      $  8,053      $ 55,083
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization           62,461        65,662        69,923
   Changes in Assets and Liabilities:
   (Increase) decrease due from affiliates           (48,737)      (22,836)      (26,555)
    Increase (decrease) in due to affiliates          22,836        26,555       (46,223)
                                                    --------      --------      --------

      Net Cash Provided by Operating Activities       91,402        77,434        52,228
                                                    --------      --------      --------

Cash Flows From Investing Activities:
  Equipment purchases                                 (5,023)      (12,749)       (1,394)
                                                    --------      --------      --------

Cash Flows From Financing Activities:
  Partners' contributions                                114           114           499
  Distributions to partners                          (51,098)      (51,191)      (51,210)
                                                    --------      --------      --------
     Net Cash Used in Financing Activities           (50,984)      (51,077)      (50,711)
                                                    --------      --------      --------

Net increase (decrease) in cash and cash              35,395        13,608           123
 equivalents

Cash and cash equivalents at beginning of year        22,018         8,410         8,287
                                                    --------      --------      --------

Cash and cash equivalents at end of year            $ 57,413      $ 22,018      $  8,410
                                                    ========      ========      ========




   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


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

                        DECEMBER 31, 1997, 1996 AND 1995


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

                        DECEMBER 31, 1997, 1996 AND 1995


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1997, 1996 and 1995:

                                                                    1997            1996          1995
                                                                   ------          ------        -----
              Average sales price per MCF of gas                   $ 3.11          $ 2.43        $ 2.10
              Average sales price per BBL of oil
               and other liquids                                    18.50           19.45         15.83
              Production expense per dollar of
               operating revenue                                     0.46            0.44          0.46


(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 1997, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                     (Unaudited)
                                          -------------------------------
                                           GAS (MCF)            OIL (BBL)
                                          ----------           ----------
Reserves as of December 31, 1994           1,809,316               12,043
Revisions of previous estimates              879,398                8,138
Production                                  (134,028)              (2,766)
                                          ----------           ----------

Reserves as of December 31, 1995           2,554,686               17,415
Revisions of previous estimates              109,723                3,684
Production                                  (129,675)              (1,598)
                                          ----------           ----------

Reserves as of December 31, 1996           2,534,734               19,501
Revisions of previous estimates              (29,081)               3,666
Production                                  (121,542)              (2,158)
                                          ----------           ----------

Reserves as of December 31, 1997           2,384,111               21,009
                                          ==========           ==========

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995



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

         As discussed in Note 2, the Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1997, 1996 or 1995. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                               Limited         General
                                                               Partners        Partners
                                                               --------        --------
         Participation in Costs:
           Sales commissions and dealer manager fees            100.0%          --  %
            in excess of the $50,000 paid by PEMC
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1983-1, L.P.                  --  %         100.0%
           Management fee                                       100.0%          --  %
           Lease acquisition costs                               91.5%           8.5%
           Drilling and completion costs                         91.5%           8.5%
           General and administrative expenses                   76.5%          23.5%
           Production operator's fee                             76.5%          23.5%
           Operating expenses                                    76.5%          23.5%
           All other costs                                       91.5%           8.5%

         Participation in Revenues:
           Sale of production                                    76.5%          23.5%
           Sale of properties                                    91.5%           8.5%
           Sale of equipment                                     91.5%           8.5%
           All other revenues                                    91.5%           8.5%


(6)      Transactions With Affiliates:

         (a) The receivable from affiliates at December 1997 and 1996 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $402 for each producing gas well and $557 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1997, 1996 and 1995, $117,831, $90,807 and $81,644 of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1997, $26,040 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the year ending December 31, 1997 for which it was billed $7,799.


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

         During 1997, 1996 and 1995, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $100,000 and $100,000, respectively.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                           Year Ended December 31,
                                              -------------------------------------------------
                                                 1997                1996                1995
                                              ---------           ---------           ---------
         Net income as reported
          on the Partnership's
          federal income tax
          return                              $ 112,218           $  71,165           $ 123,391

         Gain on sale of property
          reported differently for
          financial reporting
          purposes and for income
          tax reporting purposes                     --                  --               1,394

         Depreciation, depletion and
          amortization for income
          tax purposes in excess
          of (less than) financial
          reporting amount                      (57,376)            (63,112)            (69,702)
                                              ---------           ---------           ---------

         Net income (loss) per
          accompanying financial
          statements                          $  54,842           $   8,053           $  55,083
                                              =========           =========           =========

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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:

              Purchaser                        1997              1996              1995
              ---------                      --------          --------          --------
           Phoenix Diversified               $298,961          $232,348          $213,030
           Cabot                             $ 62,310          $ 69,741          $ 42,765
           American River Terminals          $ 41,256          $     --          $ 41,514

         The Partnership renewed its gas purchase contract with Phoenix Diversified in December, 1997 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    Balance at                                                       Balance
                                    Beginning        Additions                         Other          at End
                                     of Year          at Cost      Retirements        Changes        of Year
                                   -----------     -----------     -----------     -----------     -----------
Year Ended December 31, 1997:
  Leasehold costs                  $   497,639     $        --     $        --     $        --     $   497,639
  Wells and related facilities      12,929,171           5,023              --              --      12,934,194
                                   -----------     -----------     -----------     -----------     -----------
                                   $13,426,810     $     5,023     $        --     $        --     $13,431,833
                                   ===========     ===========     ===========     ===========     ===========



Year ended December 31, 1996:
  Leasehold costs                  $   497,639     $        --     $        --     $        --     $   497,639
  Wells and related facilities      12,916,422          12,749              --              --      12,929,171
                                   -----------     -----------     -----------     -----------     -----------
                                   $13,414,061     $    12,749     $        --              --     $13,426,810
                                   ===========     ===========     ===========     ===========     ===========



Year Ended December 31, 1995:
  Leasehold costs                  $   497,639     $        --     $        --     $        --     $   497,639
  Wells and related facilities      12,915,028           1,394              --              --      12,916,422
                                   -----------     -----------     -----------     -----------     -----------
                                   $13,412,667     $     1,394     $        --     $        --     $13,414,061
                                   ===========     ===========     ===========     ===========     ===========

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     Balance at     Charges to                                      Balance
                                     Beginning      Costs and                         Other          at End
                                     of Year        Expenses       Retirements       Changes         of Year
                                   -----------     -----------     -----------     -----------     -----------
Year Ended December 31, 1997:
  Wells and related facilities     $11,656,199     $    61,992     $        --     $        --     $11,718,191
  Leasehold costs                      487,969             469              --              --         488,438
                                   -----------     -----------     -----------     -----------     -----------
                                   $12,144,168     $    62,461     $        --     $        --     $12,206,629
                                   ===========     ===========     ===========     ===========     ===========



Year ended December 31, 1996:
  Wells and related facilities     $11,591,030     $    65,169     $        --     $        --     $11,656,199
  Leasehold costs                      487,476             493              --              --         487,969
                                   -----------     -----------     -----------     -----------     -----------
                                   $12,078,506     $    65,662     $        --     $        --     $12,144,168
                                   ===========     ===========     ===========     ===========     ===========



Year Ended December 31, 1995:
  Wells and related facilities     $11,521,640     $    69,390     $        --     $        --     $11,591,030
  Leasehold costs                      486,943             533              --              --         487,476
                                   -----------     -----------     -----------     -----------     -----------
                                   $12,008,583     $    69,923     $        --     $        --     $12,078,506
                                   ===========     ===========     ===========     ===========     ===========

                               INDEX TO EXHIBITS

                                                                                        Sequentially
Exhibit                                                                                   Numbered
Number                                               Exhibit                                Page
------                                               -------                                ----
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