Form 10-Q
period 1998-03-31
STERLING DRILLING FUND 1983-2
filed 1998-05-13
CIK 722439

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31,1998

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

Balance Sheets - March 31, 1998 and December 31, 19976.

Statements of Operations for the Three Months Ended March 31, 1998 and
1997.

Statements of Changes in Partners' Equity for the year ended December 31, 1997 and for the Three Months Ended March 31, 1998.

Statements of Cash Flows for the Three Months Ended March 31, 1998 and
1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 1998 the General partners have distributed $1 ,710,973 or 10.90% of original Limited Partner capital contributions, to the Limited partners.

All aspects of the Partnership's operations and administration are handled through the use of the operating and managing general partner's computer systems. Both , the operations company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue will be implemented with in the next nine months by both the operating company and the managing general partner.

Both companies' upgrades and year 2000 changes are part of their normal course of business and no material costs should be allocated to the partnership for the implementation necessary by either company.

     The net proved oil and gas reserves of the partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $1,288,800 as compared to $1,578,300 as of December 31, 1996. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity
2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Overall operating revenues decreased from $113,825 in 1997 to $88,666 in 1998. The partnership's gas production increased slightly from 28,664 MCF in 1997 to 29,799 MCF in 1998. The average price per MCF and Barrel of$3.28 and $20.20 in 1997 was significantly higher then the average price per MCF and Barrel in 1998 of $2.72 and $12.51. A large amount of the gas production is sold under a locked twelve month fixed price contract that commenced in December 1997. Overall the partnership benefits from the current pricing because the current market prices are lower then what the partnership received through the contract. The lower gas and oil prices directly impacted operating revenue. Production expenses decreased from $50,242 in 1997 to $45,793 in 1997. In 1997 some additional costs for general maintenance were incurred. These costs include those associated with repairs needed for access to the well and well sites and the related labor costs. The production expenses incurred in 1998 were of a normal and recurring nature to upkeep the wells.

General and administrative expenses to a related party in 1998 remained consistent with amounts incurred in 1997. The Partnership's third party costs showed a slight decline. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1997 and 1998 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1997 or first quarter 1998. Depletion expense for both 1997 and 1998 was reasonable based upon the property basis and rates applied.


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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










May 12, 1998
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                       March 31,       December 31,
                                          1998             1997
Assets
Current assets:
  Cash and cash equivalents        $        100,197 $         57,413
  Due from affiliates                        19,127           48,737
                                        -----------     ------------
      Total current assets                  119,324          106,150

Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639          497,639
  Well and related facilities            12,934,194       12,934,194
   less accumulated depreciation,
     depletion and amortization         (12,221,485)     (12,206,629)
                                        -----------     ------------
                                          1,210,348        1,225,204
                                        -----------     ------------
       Total assets                $      1,329,672 $      1,331,354
                                        ===========     ============

Partners' equity
   Limited partners                       1,315,469        1,318,829
   General partners                          14,293           12,525
                                        -----------     ------------
         Total partners' equity    $      1,329,672 $      1,331,354
                                        ===========     ============

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      67,829      20,837  $    88,666
Interest income                          946          88         1034
                                     -------     -------      -------
  Total Revenue                       68,775      20,925       89,700
                                     -------     -------      -------

Costs and Expenses:
Production expense                    35,032      10,761       45,793
General and administrative
 to a related party                   19,130       5,877       25,007
General and administrative             4,380       1,346        5,726
Depreciation, depletion
 and amortization                     13,593       1,263       14,856
                                     -------     -------      -------
  Total Costs and Expenses            72,135      19,247       91,382
                                     -------     -------      -------
  Net Income  (Loss)            $     (3,360)      1,678  $    (1,682)
                                     =======     =======      =======
Net Income(Loss)
    per equity unit             $      (0.21)
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

                     STERLING DRILLING FUND 1983-2
               Statement of Changes in Partners' Equity
                              (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1996  $  1,325,155  $      2,341  $  1,327,496
  Partners' contributions                0           114           114
  Cash distributions               (39,243)      (11,855)      (51,098)
  Net Income(Loss)                  32,917        21,925        54,842
                                  --------      --------      --------
Balance at December 31, 1997  $  1,318,829  $     12,525  $  1,331,354
  Net Income (Loss)                 (3,360)        1,678        (1,682)
                                  --------      --------      --------
Balance at March 31, 1998     $  1,315,469  $     14,203  $  1,329,672
                                  ========      ========      ========




See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Three months     Three months
                                             ended March      ended March
                                              31, 1998         31, 1997

Net cash provided by operating activities $        42,784  $        30,579
                                               ----------       ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                            0                0
                                               ----------       ----------
Net Cash used in investing activities                   0                0
                                               ----------       ----------

Net increase in cash and cash equivalents          42,784           30,579

Cash and cash equivalents at
  beginning of period                              57,413           22,018
                                               ----------       ----------
Cash and cash equivalents at end of
period                                    $       100,197  $        52,597
                                               ==========       ==========








See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                            March 31, 1998



1.   The accompanying statements for the period ending March 31, 1998 are unaudited but reflect all adjustments necessary to present fairly the results of operations.