Form 10-Q
period 1998-06-30
STERLING DRILLING FUND 1983-2
filed 1998-08-13
CIK 722439

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1998

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

Balance Sheets - June 30, 1998 and December 31, 1997.

Statements of Operations for the Six and Three Months Ended June 30, 1998 and 1997 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1998 and 1997.

Statements of Cash Flows for the Six Months Ended June 30, 1998 and
1997.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1998, the General Partners have distributed $1,750,215 or 11.15% of original Limited Partner capital contributions to the Limited Partners.

All aspects of the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both, the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays

The net proved oil and gas reserves of the partnership are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $1,288,800 as compared to $1,578,300 as of December 31, 1996. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the partnership's financial results and future liquidity

2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Overall operating revenues decreased from $213,582 in 1997 to $183,675 in 1998. The Partnership experienced a decline in gas and in oil production, from 61,014 MCF and 1,458 Bbls in 1997 to 58,603 MCF and 973 Bbls in 1998. The average price per MCF in 1997 and 1998 was, respectively, $3.01 and $2.93. The average oil price per barrel in 1997 was $18.65 and was $12.56 in 1998. The majority of the
Partnership's revenue is received from its gas production. The combination of lower average price and reduced production did lower overall revenue. The Partnership may experience declines in gas production due to pressure variances in the main transport lines. These variances may hinder or occasionally restrict the normal flow of the Partnership's gas to the main purchaser. Production expenses showed an decrease from 1997 to 1998, $95,553 and $88,187 respectively. In 1997, some additional expenditures were made in order to perform repairs associated with entry to the well sites and the related labor costs. The production costs incurred in 1998 were of normal and recurring manner to upkeep the wells and well-sites.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1997 or during the first half of 1998. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                        By: /S/ Charles E. Drimal Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










August 12, 1998
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                                       June 30,       December 31,
                                         1998             1997
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $        47,320           57,413
  Due from affiliates                       43,230           48,737
                                       -----------     ------------
      Total current assets                  90,550          106,150
                                       -----------     ------------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          497,639          497,639
  Well and related facilities           12,934,194       12,934,194
   less accumulated depreciation,
     depletion and amortization        (12,236,340)     (12,206,629)
                                       -----------     ------------
                                         1,195,493        1,225,204
                                       -----------     ------------
       Total assets                $     1,286,043        1,331,354
                                       ===========     ============
 Partners' equity
   Limited partners                      1,279,624        1,318,829
   General partners                          6,419           12,525
                                       -----------     ------------
       Total partners' equity      $     1,286,043        1,331,354
                                       ===========     ============






See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1998

                                 Limited       General
                                 Partners      Partners      Total
Revenue:
Operating revenue              $    140,511       43,164  $   183,675
Interest income                       2,087          194        2,281
                                   --------      -------      -------
  Total Revenue                     142,598       43,358      185,956
                                   --------      -------      -------

Costs and Expenses:
Production expense                   67,463       20,724       88,187
General and administrative
 to a related party                  38,255       11,751       50,006
General and administrative            9,657        2,967       12,624
Depreciation, depletion
 and amortization                    27,186        2,525       29,711
                                   --------      -------      -------
  Total Costs and Expenses          142,561       37,967      180,528
                                   --------      -------      -------
  Net Income                   $         37        5,391  $     5,428
                                   ========      =======      =======
Net Income per equity unit     $        .00
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1998

                                 Limited        General
                                 Partners       Partners      Total
Revenue:
Operating revenue              $      72,682       22,327   $    95,009
Interest income                        1,141          106         1,247
                                    --------      -------       -------
  Total Revenue                       73,823       22,433        96,256
                                    --------      -------       -------

Costs and Expenses:
Production expense                    32,431        9,963        42,394
General and administrative
 to a related party                   19,125        5,874        24,999
General and administrative             5,277        1,621         6,898
Depreciation, depletion
 and amortization                     13,593        1,262        14,855
                                    --------      -------       -------
  Total Costs and Expenses            70,426       18,720        89,146
                                    --------      -------       -------
  Net Income                   $       3,397        3,713   $     7,110
                                    ========      =======       =======
Net Income per equity unit
                               $         .22
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1998


                                 Limited         General
                                 Partners        Partners      Total

Balance at beginning of
period                        $    1,318,829        12,525   $   1,331,354
  Cash Distributions                 (39,242)      (11,497)        (50,739)
  Net Income(Loss)                        37         5,391           5,428
                                    --------      --------        --------
Balance at end of period      $    1,279,624         6,419   $   1,286,043
                                    ========      ========       =========


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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1998


                            Limited          General
                            Partners         Partners        Total

Balance at beginning of
period                    $     1,315,469          14,203  $  1,329,672
  Cash Distributions              (38,242)        (11,497)      (50,739)
  Net Income(Loss)                  3,397           3,713         7,110
                                ---------        --------     ---------
Balance at end of period  $     1,279,624           6,419  $  1,286,043
                                =========        ========     =========


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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Six months      Six months
                                               ended          ended
                                             June 30,        June 30,
                                               1998            1997

Net cash provided by operating activities $      40,646  $      46,512
                                             ----------     ----------

Cash flows from financing activities:
   Distribution to partners                     (50,739)       (51,097)
                                             ----------     ----------
Net cash used in financing activities           (50,739)       (51,097)
                                             ----------     ----------
Cash flows from investing activities:
  Sale of equipment                                   0          7,820
                                             ----------     ----------
Net Cash used in investing activities                 0          7,820
                                             ----------     ----------

Net increase (decrease) in cash and cash
equivalents                                     (10,093)         3,235
Cash and cash equivalents at
  beginning of period                            57,413         22,018
                                             ----------     ----------
Cash and cash equivalents at end of
period                                    $      47,320  $      25,253
                                             ==========     ==========











See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                             June 30, 1998



1.    The accompanying statements for the period ending June 30, 1998,

are  unaudited but reflect all adjustments necessary to present fairly the results of operations.