Form 10-Q
period 1998-09-30
STERLING DRILLING FUND 1983-2
filed 1998-11-12
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/         Quarterly  Report Pursuant to Section 13  or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

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

Balance Sheets - September 30, 1998 and December 31, 1997.

Statements of Operations for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1998 and 1997.

Statements of Cash Flows for the Nine Months Ended September 30,  1998
and 1997.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1998, the General Partner's have distributed $1,750,215 or 11.15% of original Limited Partner capital contributions to the Limited Partners.

All aspects of the Partnership's operations and administration are handled through the use of the managing general partner's computer systems. Both , the operating company and the managing general partner are taking steps to minimize any potential computer issues with regard to any necessary changes for the year 2000. A complete system upgrade, which includes but is not limited to, the year 2000 issue has been implemented by both the operating company and the managing general partner. During the remainder of this year both companies will continue to monitor, test and verify data in detail to avoid any potential reporting concerns or delays.

      The  net  proved  oil  and gas reserves of the  Partnership  are considered to be an indicator of financial strength and future liquidity. The present value of unescalated future net revenue (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1997 was approximately $1,578,300 as compared to $1,288,800 as of December 31, 1996. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.


2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

The   Partnership  experienced  declines  in  both  its  gas  and  oil production, from 93,148 MCF and 1,619 BBLS in 1997 to 85,835 MCF and 1,363 BBLS in 1998. The average price per MCF received for gas sold in 1998 was $2.95 per MCF as compared to $2.99 in 1997. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. In this case the lower oil production combined with lower oil prices was a contributing factor in lower partnership income from $310,298 in 1997 to $269,838 in 1998. The main contributing factor to lower revenue was the decline in gas production. This can be attributed to shut-ins, higher main transport line pressures and down time on some compressors used by Partnership wells. Production expenses decreased from $146,250 in 1997 to $ 120,518 in 1998. The higher production expenses, in 1997, are related to weather conditions, which resulted in additional costs incurred. These costs may have included additional maintenance, location, access road work and other repairs. The expenses incurred in 1998 were normal recurring maintenance and repairs at the wells and well sites.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1997 or in the three-quarters of 1998. The expense recorded is consistent with the current basis of the Partnership's properties.



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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                                    By: /s/ Charles E.Drimal Jr.

                                    ------------------------------
                                    Charles E. Drimal, Jr.
                                    General Partner










November 12, 1998
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets

                                      September 30,     December 31,
                                          1998              1997
                                       (unaudited)        (audited)

Assets
Current assets:
  Cash and cash equivalents        $         85,377 $          57,413
  Due from others                            27,695            48,737
                                        -----------      ------------
      Total current assets                  113,072           106,150
                                        -----------       -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639           497,639
  Well and related facilities            12,934,194        12,934,194
   less accumulated depreciation,
    depletion and amortization          (12,251,196)      (12,206,629)
                                        -----------      ------------
                                          1,180,637         1,225,205
                                        -----------      ------------
       Total assets                $      1,293,709 $       1,331,354
                                        ===========      ============


 Partners' equity
   Limited partners                $      1,283,300 $       1,318,829
   General partners                          10,409            12,525
                                        -----------      ------------
         Total partners' equity    $      1,293,709 $       1,331,354
                                        ===========      ============

See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1998

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $     206,426 $     63,412  $  269,838
Gain on sale of equipment                  0            0           0
Interest income                        2,851          265       3,116
                                    --------     --------     -------
  Total Revenue                      209,277       63,677     272,954
                                    --------     --------     -------

Costs and Expenses:
Production expense                    92,196       28,322     120,518
General and administrative
 to a related party                   57,379       17,626      75,005
General and administrative            15,210        4,673      19,883
Depreciation, depletion
 and amortization                     40,779        3,788      44,567
                                    --------     --------     -------
  Total Costs and Expenses           205,564       54,409     259,973
                                    --------     --------     -------
  Net Income                   $       3,713 $      9,268  $   12,981
                                    ========     ========     =======
Net Income per equity unit     $         .24
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1998

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      65,915 $     20,248  $    86,163
Gain on sale of equipment                  0            0            0
Interest income                          764           71          835
                                    --------     --------     --------
  Total Revenue                       66,679       20,319       86,998
                                    --------     --------     --------

Costs and Expenses:
Production expense                    24,733        7,598       32,331
General and administrative
 to a related party                   19,124        5,875       24,999
General and administrative             5,553        1,706        7,259
Depreciation, depletion
 and amortization                     13,593        1,263       14,856
                                    --------     --------     --------
  Total Costs and Expenses            63,003       16,442       79,445
                                    --------     --------     --------
  Net Income                   $       3,676 $      3,877  $     7,553
                                    ========     ========     ========

Net Income per equity unit     $         .24
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Nine Months Ended
                                   September 30, 1998


                                Limited         General
                                Partners        Partners      Total


Balance at beginning of
period                      $      1,318,829        12,525  $  1,331,354
  Partner's Contributions                  0           113           113
  Cash Distributions                (39,242)       (11,497)     (50,739)
  Net Income                           3,713         9,268        12,981
                                   ---------      --------     ---------
Balance at end of period    $      1,283,300        10,409  $  1,293,709
                                   =========      ========     =========


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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                   September 30, 1998


                                Limited        General
                                Partners       Partners      Total


Balance at beginning of
period                        $   1,279,624        6,419   $  1,286,043
  Partners' Contribution                  0          113            113
  Cash Distributions                      0            0              0
  Net Income                          3,676        3,877          7,553
                                  ---------     --------      ---------
Balance at end of period      $   1,283,300       10,409   $  1,293,709
                                  =========     ========      =========


                                    Three Months Ended
                                    September 30, 1997

                             Limited           General
                             Partners          Partners     Total


Balance at beginning of
period                     $     1,306,639         1,234  $   1,307,873
  Partner's Contributions                0           113            113
  Cash Distributions                     0             0              0
  Net Income(Loss)                   3,036         2,988          6,024
                                 ---------      --------      ---------
Balance at end of period   $     1,309,675         4,335  $   1,314,010
                                 =========      ========      =========



See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Nine months     Nine months
                                               ended           Ended
                                             September       September
                                              30, 1998       30, 1997

Net cash provided by operating activities $       78,590  $      68,135
                                              ----------     ----------

Cash flows from financing activities:
  Partners contributions                             113            113
  Distribution to partners                       (50,739)       (51,097)
                                              ----------     ----------
Net cash used in financing activities            (50,626)       (50,984)
                                              ----------     ----------
Cash flows from investing activities:
  Proceeds from sale of equipment                      0         12,581
  Investment in well and related
  facilities                                           0         (2,305)
                                              ----------     ----------
Net Cash used in investing activities                  0         10,276
                                              ----------     ----------

Net increase in cash and cash equivalents         27,964         27,427

Cash and cash equivalents at
  beginning of period                             57,413         22,018
                                              ----------     ----------
Cash and cash equivalents at end of
period                                    $       85,377  $      49,445
                                              ==========     ==========








See accompanying note to the financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                          September 30, 1998



1. The accompanying statements for the period ending September 30, 1998,

are unaudited but reflect all adjustments necessary to present fairly the results of operations.