Form 10-K
period 1998-12-31
STERLING DRILLING FUND 1983-2
filed 1999-03-30
CIK 722439

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
(Mark One)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NO. 2-84452-01

                       STERLING DRILLING FUND 1983-2, L.P.
             (Exact name of Registrant as specified in its charter)

                      NEW YORK                           13-3167551
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

                 ONE LANDMARK SQUARE                        06901
                STAMFORD, CONNECTICUT                    (Zip Code)
      (Address of principal executive offices)


       Registrant's telephone number, including area code: (203) 358-5700

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          UNITS OF LIMITED PARTNERSHIP
                                (Title of Class)

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          YES [X] NO [ ]

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

         The number of Units of the Registrant outstanding as of March 16, 1999, was: 15,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



================================================================================

                       STERLING DRILLING FUND 1983-2, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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

         During 1998, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 1999, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1998, approximately $294,607, or 83.84%, and $51,167, or 14.58%, of the Partnership's gas production was sold to Phoenix Diversified and Cabot Oil & Gas Marketing Corporation, respectively, and about $23,815, or 100%, of the Partnership's oil production was sold to the American Refining Group. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1998 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 1998, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:
                                                      Gross            Net
                                                      -----            ---
                  Oil Wells.....................          1              1
                  Gas Wells.....................         60           48.3
                  Producing acres...............      6,086          4,898

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

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                    1998           1997           1996           1995           1994
                                                ------------   ------------   ------------   ------------   ------------
Production:
         Oil and Condensate (bbl) ...........          2,049          2,158          1,598          2,766          1,865
         Gas (Mcf) ..........................        114,667        121,542        129,675        134,028        104,110
Average Price of Sales:
         Oil and Condensate ($ per bbl) .....   $      12.14          18.50          19.45          15.83          14.57
         Gas ($ per Mcf) ....................   $       2.95           3.11           2.43           2.10           3.30
Production Expense per Dollar
         of Operating Revenue ...............   $       0.51           0.46           0.44           0.46           0.55


OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                       Proved Developed
                 As of          --------------------------------
                 12-31          Oil (bbls)             Gas (Mcf)
                 -----          ----------             ---------
                 1994             12,000               1,809,000
                 1995             17,400               2,554,600
                 1996             19,500               2,535,000
                 1997             21,000               2,384,000
                 1998             17,700               2,165,400

         The estimated future net revenue (using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                                Proved Developed
                                        -----------------------------------
                   As of                Future Net        Present Value of
                   12-31                  Revenue        Future Net Revenue
                   -----                ----------       ------------------
                    1994                $1,413,000             $  678,000
                    1995                 2,410,900                947,600
                    1996                 3,967,000              1,578,300
                    1997                 3,351,400              1,288,800
                    1998                 2,708,600              1,009,000

         Since January 1, 1998, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.           LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1998 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

         There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 16, 1999, there were 1,063 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1998 aggregated $39,242. Aggregate cash distributions to the holders of the Units as of December 31, 1998, is $1,750,215.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 16, 1999, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly-owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company, maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 176 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy who are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 51, is a Director and President of Management and has held those positions since May, 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Stamford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 46, has been a Director and Vice President, Finance, of Management since August, 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Bennie H. Wallace, Jr., age 47, is a Director and Vice President of Management and has held such positions since May, 1989. He is also Acquisitions Manager for Management, a Vice President of PrimeEnergy, a Director of PrimeEnergy since June, 1993, and is a Vice President and Director of the operating subsidiaries. He graduated from Louisiana State University in 1975 with a Bachelor of Science degree in petroleum engineering and is a registered professional engineer in the States of Texas and Louisiana and was an independent petroleum engineer engaged in the evaluation and operation of oil and gas properties from 1983 to 1987.

         Lyne G. Pizor, age 39, has been Controller of Prime Operating Company since January, 1992, and Eastern Oil Well Service Company since September, 1990. She also held that position with Management from January, 1986, through August, 1994, and PrimeEnergy from May, 1990, through August, 1994. She joined Management in October, 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 66, has been Secretary of Management since June, 1990, and has been Secretary of PrimeEnergy since March, 1973, and was a Director of PrimeEnergy from that date to October, 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11.          EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership which are allocated to the Partnership for expenses incurred on behalf of the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1998, the allocation of general and administrative expenses to the Partnership was $100,000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table shows as of March 16, 1999, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.

                                                             NUMBER
NAME AND ADDRESS OF BENEFICIAL OWNER                        OF UNITS      PERCENT
------------------------------------                        --------      -------
PrimeEnergy Management Corporation
         One Landmark Square
         Stamford, CT 06901...............................     1,171        7.46%
PrimeEnergy Corporation
         One Landmark Square
         Stamford, CT 06901...............................     2,115       13.47%

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner, and in 1998 was paid well operating fees ranging from about $444 to $615 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1998 and 1997, the Partnership paid an aggregate of $129,391 and $125,630, respectively, in such fees and expenses.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                Sterling Drilling Fund 1983-2, L.P.
                                By:      PrimeEnergy Management Corporation

                                Managing General Partner



                                By:  /s/ CHARLES E. DRIMAL, JR.
                                    -----------------------------------
                                    Charles E. Drimal, Jr.
                                    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 1999.



/s/ CHARLES E. DRIMAL, JR.            Director and President,
-----------------------------         PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.

                                 The Principal Executive Officer




/s/ BEVERLY A. CUMMINGS               Director and Vice President and Treasurer,
-----------------------------         PrimeEnergy Management Corporation;
Beverly A. Cummings

                                 The Principal Financial and Accounting Officer




/s/ BENNIE H. WALLACE, JR.            Director, PrimeEnergy Management
-----------------------------         Corporation
Bennie H. Wallace, Jr.

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                         Page No.
                                                                                                         --------
Selected Financial Data                                                                                    F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                  F-2

Report of Independent Public Accountants                                                                   F-6

Financial Statements:

       Balance Sheets, December 31, 1998 and 1997                                                          F-7

       Statements of Operations for the Years Ended December 31,
       1998, 1997 and 1996                                                                                 F-8

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1998, 1997 and 1996                                                              F-9

       Statements of Cash Flow for the Years Ended December 31,
       1998, 1997 and 1996                                                                                 F-10

       Notes to Financial Statements                                                                       F-11

Schedules:

       V  -   Property and Equipment - Oil and Gas Properties for
              the Years Ended December 31, 1998, 1997 and 1996                                             F-19

       VI -   Accumulated Depreciation, Depletion, and Amortization -
              Oil and Gas Properties for the Years Ended December 31,
              1998, 1997 and 1996                                                                          F-20

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


                                        YEAR ENDED DECEMBER 31, (000'S OMITTED)
                                 -----------------------------------------------------
                                   1998        1997       1996        1995       1994
                                 -------     -------    -------     -------    -------
Revenues .....................   $   364         431        350         387        371
Net income (loss):
   Limited Partners ..........   $   (.2)         33         (4)         26       (455)
   General Partners ..........   $    11          22         12          29        (36)
   Per equity unit ...........   $  (.02)       2.10      (0.23)       1.69     (29.02)
Total assets .................   $ 1,292       1,331      1,327       1,371      1,412
Cash distributions:
   Limited Partners ..........   $    39          39         39          39         39
   General Partners ..........   $    11          12         12          12         12
   Limited partners as
   a % of original
   contribution ..............      0.25%       0.25%      0.25%       0.25%      0.25%


ITEM 7.           MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                  CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1998, the General partners have distributed $1,750,215, or 11.15%, of original Limited Partner capital contributions, to the Limited Partners.

         The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific the year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for all management and administrative functions. Consequently, the Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

         In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

         The Managing General Partner, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner expects to complete identification of critical systems by June 1999 and to continue remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

         The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete this contingency plan by the second quarter of 1999 but also expects to refine this plan throughout 1999.

         Through 1998, the Managing General Partner has handled identifying, remediating and testing systems for Year 2000 compliance within the scope of routine upgrades and systems evaluations. The Managing General Partner expects to complete the review of oil and gas operations exposure in the same manner, without incurring substantial additional costs. However, information resulting from the oil and gas operations review may indicate required expenditures not currently contemplated by the Partnership.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1998, was approximately $1,009,000 as compared to the discounted reserves as of December 31, 1997, which were approximately $1,288,000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December, 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

         3. Results of operations:

         1998 compared to 1997

         The Partnership experienced declines in gas and oil production from 121,542 mcf and 2,158 bbls in 1997 to 114,667 mcf and 2,049 bbls in 1998. The declines in gas production are attributable to shut-in's for repairs and high main line pressures. The pressure variances between the well and the transport line may reduce or inhibit the free movement of gas through the transport lines. The average price per mcf or barrel was also lower in 1998 than 1997, $3.11 and $18.50 for 1997 and $2.95 and $12.14 in 1998. The combination of lower average prices and lower production resulted in overall lower revenues from $431,111 in 1997 to $363,714 in 1998. During 1997, the operator sold tubing, pipes and rods no longer needed by the Partnership's wells. These funds were included in overall operating revenues for that year.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Production expenses may include variances based upon production volumes, costs directly related to repairs, labor, location costs and maintenance of the wells and well site. During 1997, the operator determined that supplementary repairs were necessary to maintain various well's production. These repairs included miscellaneous part replacements, location work, labor and roadwork to access the well site. The expenditures made in 1998 were for the general upkeep and maintenance of the Partnership's wells. No major expenditures were made on supplementary repairs for the current year. Therefore the Partnership's production expenses declined from $192,587 in 1997 to $170,900 in 1998.

         General and administrative costs remained relatively unchanged from $123,440 in 1997 to $124,413 in 1998. The stable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 which may be allocated to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion was needed in 1997 or 1998. The overall Partnership depreciation was consistent with the current basis in the Partnership properties and the rates applied.

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

                            STERLING DRILLING FUND 1983-2, L.P.
                             (a New York limited partnership)




                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
February 9, 1999

                            STERLING DRILLING FUND 1983-2, L.P.
                             (a New York limited partnership)

                                      BALANCE SHEETS

                                DECEMBER 31, 1998 AND 1997



                                     Assets
                                                               1998            1997
                                                           ------------    ------------
Current Assets:
  Cash and cash equivalents (Note 2)                       $     88,554    $     57,413
  Due from affiliate (Note 6)                                    39,510          48,737
                                                           ------------    ------------
     Total Current Assets                                       128,064         106,150
                                                           ------------    ------------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and VI):
  Leasehold costs                                               497,639         497,639
  Wells and related facilities                               12,934,194      12,934,194
                                                           ------------    ------------
      Total                                                  13,431,833      13,431,833
  Less - Accumulated depreciation, depletion                (12,268,244)    (12,206,629)
                                                           ------------    ------------
          and amortization
                                                              1,163,589       1,225,204
                                                           ------------    ------------

     Total Assets                                          $  1,291,653    $  1,331,354
                                                           ============    ============



                        Liabilities and Partners' Equity

     Total Current Liabilities                             $         --    $         --
                                                           ------------    ------------

Partners' Equity:
  Limited partners                                            1,279,323       1,318,829
  General partners                                               12,330          12,525
                                                           ------------    ------------
     Total Partners' Equity                                   1,291,653       1,331,354
                                                           ------------    ------------

     Total Liabilities and Partners' Equity                $  1,291,653    $  1,331,354
                                                           ============    ============

   The Notes to Financial Statements are an integral part of these statements.

                            STERLING DRILLING FUND 1983-2, L.P.
                             (a New York limited partnership)

                                 STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                         1998                               1997                                 1996
                          ---------------------------------   ----------------------------------   --------------------------------
                          Limited      General                 Limited     General                 Limited     General
                          Partners     Partners     Total      Partners    Partners      Total     Partners    Partners     Total
                          ---------    ---------  ---------    ---------   ---------   ---------   ---------   ---------  ---------
Revenues:
  Operating revenues      $ 278,241    $  85,473  $ 363,714    $ 329,800   $ 101,311   $ 431,111   $ 266,896   $  81,988  $ 348,884
  Interest and other          3,787          352      4,139        2,030         189       2,219         775          72        847
                          ---------    ---------  ---------    ---------   ---------   ---------   ---------   ---------  ---------

     Total Revenues         282,028       85,825    367,853      331,830     101,500     433,330     267,671      82,060    349,731
                          ---------    ---------  ---------    ---------   ---------   ---------   ---------   ---------  ---------

Costs and Expenses:
  Production expenses       130,738       40,162    170,900      147,329      45,258     192,587     115,739      35,554    151,293
  Depreciation,
   depletion and
   amortization              56,378        5,237     61,615       57,152       5,309      62,461      60,081       5,581     65,662
  General and
   administrative
   expenses (Note 7)         95,176       29,237    124,413       94,432      29,008     123,440      95,413      29,310    124,723
                          ---------    ---------  ---------    ---------   ---------   ---------   ---------   ---------  ---------

    Total Expenses          282,292       74,636    356,928      298,913      79,575     378,488     271,233      70,445    341,678
                          ---------    ---------  ---------    ---------   ---------   ---------   ---------   ---------  ---------

     Net Income (Loss)    $    (264)   $  11,189  $  10,925    $  32,917   $  21,925   $  54,842   $  (3,562)  $  11,615  $   8,053
                          =========    =========  =========    =========   =========   =========   =========   =========  =========

  Net Income (Loss) Per
   Equity Unit (Note 2)   $    (.02)                           $    2.10                           $    (.27)
                          =========                            =========                           =========






   The Notes to Financial Statements are an integral part of these statements.

                            STERLING DRILLING FUND 1983-2, L.P.
                             (a New York limited partnership)

                         STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996






                                       Limited        General
                                       Partners       Partners         Total
                                      -----------    -----------    -----------
Balance at December 31, 1995          $ 1,367,959    $     2,561    $ 1,370,520

Partners' Contributions                        --            114            114

Distributions to partners                 (39,242)       (11,949)       (51,191)

Net Income (Loss)                          (3,562)        11,615          8,053
                                      -----------    -----------    -----------

Balance at December 31, 1996            1,325,155          2,341      1,327,496

Partners' contributions                        --            114            114

Distributions to partners                 (39,243)       (11,855)       (51,098)

Net Income (Loss)                          32,917         21,925         54,842
                                      -----------    -----------    -----------

Balance at December 31, 1997            1,318,829         12,525      1,331,354

Partners' contributions                        --            113            113

Distributions to partners                 (39,242)       (11,497)       (50,739)

Net Income (Loss)                            (264)        11,189         10,925
                                      -----------    -----------    -----------

Balance at December 31, 1998          $ 1,279,323    $    12,330    $ 1,291,653
                                      ===========    ===========    ===========



   The Notes to Financial Statements are an integral part of these statements.

                            STERLING DRILLING FUND 1983-2, L.P.
                             (a New York limited partnership)

                                 STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                            1998        1997        1996
                                                          --------    --------    --------
Cash Flows From Operating Activities:
 Net income (loss)                                        $ 10,925    $ 54,842    $  8,053
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization                 61,615      62,461      65,662
   Changes in Assets and Liabilities:
   (Increase) decrease due from affiliates                 (39,510)    (48,737)    (22,836)
    Increase (decrease) in due to affiliates                48,737      22,836      26,555
                                                          --------    --------    --------

      Net Cash Provided by Operating Activities             81,767      91,402      77,434
                                                          --------    --------    --------

Cash Flows From Investing Activities:
  Equipment purchases                                           --      (5,023)    (12,749)
                                                          --------    --------    --------

Cash Flows From Financing Activities:
  Partners' contributions                                      113         114         114
  Distributions to partners                                (50,739)    (51,098)    (51,191)
                                                          --------    --------    --------
     Net Cash Used in Financing activities                 (50,626)    (50,984)    (51,077)
                                                          --------    --------    --------

Net increase in cash and cash equivalents                   31,141      35,395      13,608

Cash and cash equivalents at beginning of year              57,413      22,018       8,410
                                                          --------    --------    --------

Cash and cash equivalents at end of year                  $ 88,554    $ 57,413    $ 22,018
                                                          ========    ========    ========




   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


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

         Oil and Gas Producing Activities:

         The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These

                            STERLING DRILLING FUND 1983-2, L.P.
                             (a New York limited partnership)

                               NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1998, 1997 AND 1996




(2)      Summary of Significant Accounting Policies - (Cont'd):

         capitalized costs are amortized on a property by property basis by the unit-of-production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4)

         Federal Income Taxes:

         As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

         Limited Partners' Loss Per Equity Unit:

         The limited partners' income (loss) per equity unit is computed on the 15,697 limited partner equity units.

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

                             DECEMBER 31, 1998, 1997 AND 1996

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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1998, 1997 and 1996:

                                                                    1998               1997               1996
                                                                  ---------          --------           ------
Average sales price per MCF of gas                                $ 2.95             $ 3.11             $ 2.43
Average sales price per BBL of oil                                 12.14              18.50              19.45
 and other liquids
Production expense per dollar of                                    0.51               0.46               0.44
 operating revenue

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 1997. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 1998, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                             (Unaudited)
                                                       ------------------------
                                                        GAS (MCF)     OIL (BBL)
                                                       ----------    ----------
Reserves as of December 31, 1995                        2,554,686        17,415
Revisions of previous estimates                           109,723         3,684
Production                                               (129,675)       (1,598)
                                                       ----------    ----------

Reserves as of December 31, 1996                        2,534,734        19,501
Revisions of previous estimates                           (29,081)        3,666
Production                                               (121,542)       (2,158)
                                                       ----------    ----------

Reserves as of December 31, 1997                        2,384,111        21,009
Revisions of previous estimates                          (103,995)       (1,239)
Production                                               (114,667)       (2,049)
                                                       ----------    ----------

Reserves as of December 31, 1998                        2,165,449        17,721
                                                       ==========    ==========

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996





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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1998, 1997 or 1996. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                                                  Limited            General
                                                                                  Partners           Partners
                                                                                  --------           --------
         Participation in Costs:
           Sales commissions and dealer manager fees                                100.0%               -  %
            in excess of the $50,000 paid by PEMC
           Offering costs other than $75,000
            paid by the Partnership and the
            Sterling Drilling Fund 1983-1, L.P.                                         -  %          100.0%
           Management fee                                                           100.0%               -  %
           Lease acquisition costs                                                   91.5%              8.5%
           Drilling and completion costs                                             91.5%              8.5%
           General and administrative expenses                                       76.5%             23.5%
           Production operator's fee                                                 76.5%             23.5%
           Operating expenses                                                        76.5%             23.5%
           All other costs                                                           91.5%              8.5%

         Participation in Revenues:
           Sale of production                                                        76.5%             23.5%
           Sale of properties                                                        91.5%              8.5%
           Sale of equipment                                                         91.5%              8.5%
           All other revenues                                                        91.5%              8.5%


(6)      Transactions With Affiliates:

         (a) The receivable from affiliates at December 1998 and 1997 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $444 for each producing gas well and $615 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996






(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1998, 1997 and 1996, $121,816, $117,831, and $90,807 of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1998, $25,927 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1998 and 1997 for which it was billed $7,575 and $7,799 respectively.


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

         During 1998, 1997 and 1996, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, $100,000 and $100,000, respectively.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:

                                                                  Year Ended December 31,
                                                          -----------------------------------
                                                             1998         1997         1996
                                                          ---------    ---------    ---------
Net income as reported
 on the Partnership's
 federal income tax
 return                                                   $  68,484    $ 112,218    $  71,165

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                                           (57,559)     (57,376)     (63,112)
                                                          ---------    ---------    ---------

Net income (loss) per
 accompanying financial
 statements                                               $  10,925    $  54,842    $   8,053
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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996







 (9)     Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


Purchaser                    1998       1997       1996
                           --------   --------   --------
Phoenix Diversified        $294,607   $298,961   $232,348
Cabot                        51,167     62,310     69,741
American River Terminals         --     41,256         --
American Refining Group      23,815         --         --

                                   SCHEDULE V


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                 Balance at                                                    Balance
                                                 Beginning       Additions                      Other          at End
                                                  of Year         at Cost      Retirements     Changes        of Year
                                                ------------   ------------   ------------   ------------   ------------
Year Ended December 31, 1998:
  Leasehold costs                               $    497,639   $         --   $         --   $         --   $    497,639
  Wells and related facilities                    12,934,194             --             --             --     12,934,194
                                                ------------   ------------   ------------   ------------   ------------
                                                $ 13,431,833   $         --   $         --   $         --   $ 13,431,833
                                                ============   ============   ============   ============   ============

Year Ended December 31, 1997:
  Leasehold costs                               $    497,639   $         --   $         --   $         --   $    497,639
  Wells and related facilities                    12,929,171          5,023             --             --     12,934,194
                                                ------------   ------------   ------------   ------------   ------------
                                                $ 13,426,810   $      5,023   $         --   $         --   $ 13,431,833
                                                ============   ============   ============   ============   ============

Year ended December 31, 1996:
  Leasehold costs                               $    497,639   $         --   $         --   $         --   $    497,639
  Wells and related facilities                    12,916,422         12,749             --             --     12,929,171
                                                ------------   ------------   ------------   ------------   ------------
                                                $ 13,414,061   $     12,749   $         --             --   $ 13,426,810
                                                ============   ============   ============   ============   ============

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                 Balance at      Charges                                       Balance
                                                 Beginning       Costs and                      Other          at End
                                                  of Year         Expenses     Retirements     Changes        of Year
                                                ------------   ------------   ------------   ------------   ------------
Year Ended December 31, 1998:
  Wells and related facilities                  $ 11,718,191   $     61,153   $         --   $         --   $ 11,779,344
  Leasehold costs                                    488,438            462             --             --        488,900
                                                ------------   ------------   ------------   ------------   ------------
                                                $ 12,206,629   $     61,615   $         --   $         --   $ 12,268,244
                                                ============   ============   ============   ============   ============

Year Ended December 31, 1997:
  Wells and related facilities                  $ 11,656,199   $     61,992   $         --   $         --   $ 11,718,191
  Leasehold costs                                    487,969            469             --             --        488,438
                                                ------------   ------------   ------------   ------------   ------------
                                                $ 12,144,168   $     62,461   $         --   $         --   $ 12,206,629
                                                ============   ============   ============   ============   ============

Year ended December 31, 1996:
  Wells and related facilities                  $ 11,591,030   $     65,169   $         --   $         --   $ 11,656,199
  Leasehold costs                                    487,476            493             --             --        487,969
                                                ------------   ------------   ------------   ------------   ------------
                                                $ 12,078,506   $     65,662   $         --   $         --   $ 12,144,168
                                                ============   ============   ============   ============   ============

                                INDEX TO EXHIBITS

                                                                                            Sequentially
Exhibit                                                                                       Numbered
Number                             Exhibit                                                     Page
-------                            -------                                                  ------------
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