Form 10-Q
period 1999-03-31
STERLING DRILLING FUND 1983-2
filed 1999-05-14
CIK 722439

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31,1999

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

Balance Sheets - March 31, 1999 and December 31, 1998.

Statements of Operations for the Three Months Ended March 31, 1999 and
1998.

Statements of Changes in Partners' Equity for the year ended December 31, 1998 and for the Three Months Ended March 31, 1999.

Statements of Cash Flows for the Three Months Ended March 31, 1999 and
1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31,1999, the General partners have distributed $1,750,215, or 11.15%, of original Limited Partner capital contributions, to the Limited Partners.

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

3.   Results of Operations -

Overall operating revenues decreased from $88,666 in 1998 to $60,855 in 1999. The partnership's gas production decreased slightly from 29,799 MCF in 1998 to 29,213 MCf in 1999. The average price per MCF in 1998 of $2.72 was significantly higher then the average price per MCF of $ 2.57 in 1999. The Partnership's oil revenue was low due to drops in average price per barrel and actual production. Production expenses were lowered from $45,793 in 1998 to $26,144 in 1999. The cost associated with 1998 include those associated with repairs needed for access to the well and well sites and the related labor costs. The Partnership expended funds on typical and customary well and well site costs during the first quarter 1999.

General and administrative expenses to a related party in 1999 remained consistent with amounts incurred in 1998. The Partnership's third party costs showed a slight decline. Management continues to reduce third party costs and use in-house resources to provide efficient and timely services to the partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1998 and 1999 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1998 or first quarter 1999. Depletion expense for both years was reasonable based upon the property basis and rates applied.


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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










May 14, 1999
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                              (unaudited)
                                       March 31,       December 31,
                                          1999             1998
Assets
Current assets:
  Cash and cash equivalents        $        132,615 $         88,554
  Due from affiliates                             0           39,510
  Due from others                            15,938                0
                                        -----------      -----------
      Total current assets                  148,553          128,064

Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639          497,639
  Well and related facilities            12,934,194       12,934,194
   less accumulated depreciation,
    depletion and amortization          (12,282,876)     (12,268,244)
                                        -----------      -----------
                                          1,148,957        1,163,589
                                        -----------      -----------
       Total assets                $      1,297,510 $      1,291,653
                                        ===========     ============

Liabilities and Partner's Equity
  Current Liabilities
    Due to affiliates              $         11,348 $              0
                                        -----------      -----------
       Total current liabilities   $         11,348 $              0
                                        -----------      -----------

Partners' equity
   Limited partners                $      1,273,129 $      1,279,323
   General partners                          13,033           12,330
                                        -----------      -----------
         Total partners' equity    $      1,286,162 $      1,291,653
                                        -----------      -----------

        Total Liabilities and             1,297,510        1,291,653
          Partner's Equity         $    =========== $    ===========


See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      46,554      14,301  $    60,855
Interest income                        1,220         113        1,333
                                     -------     -------      -------
  Total Revenue                       47,774      14,414       62,188
                                     -------     -------      -------

Costs and Expenses:
Production expense                    20,000       6,144       26,144
General and administrative
 to a related party                   19,127       5,876       25,003
General and administrative             1,453         447        1,900
Depreciation, depletion
 and amortization                     13,388       1,244       14,632
                                     -------     -------      -------
  Total Costs and Expenses            53,968      13,711       67,679
                                     -------     -------      -------
  Net Income (Loss)            $     (6,194)         703  $    (5,491)
                                     =======     =======      =======
Net Income(Loss)
    per equity unit            $      (0.39)
                                      ======

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Three Months Ended
                                     March 31, 1998

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      67,829      20,837  $    88,666
Interest income                          946          88         1034
                                     -------     -------      -------
  Total Revenue                       68,775      20,925       89,700
                                     -------     -------      -------

Costs and Expenses:
Production expense                    35,032      10,761       45,793
General and administrative
 to a related party                   19,130       5,877       25,007
General and administrative             4,380       1,346        5,726
Depreciation, depletion
 and amortization                     13,593       1,263       14,856
                                     -------     -------      -------
  Total Costs and Expenses            72,135      19,247       91,382
                                     -------     -------      -------
  Net Income/(Loss)            $     (3,360)       1,678  $    (1,682)
                                     =======     =======      =======
Net Income/(Loss)
 per equity unit               $      (0.21)
                                      ======

See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
               Statement of Changes in Partners' Equity
                              (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1997  $  1,318,829  $     12,525  $  1,331,354
Parnters' contributions                ---           113           113
  Distribution to partners         (39,242)      (11,497)      (50,739)
  Net Income(Loss)                    (264)       11,189        10,925
                                  --------      --------      --------
Balance at December 31, 1998  $  1,279,323  $     12,330  $  1,291,653
  Net Income (Loss)                 (6,194)          703        (5,491)
                                  --------      --------      --------
Balance at March 31, 1999     $  1,273,129        13,033     1,286,162
                                  ========      ========      ========




See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Three months     Three months
                                             ended March      ended March
                                              31, 1999         31, 1998

Net cash provided by operating activities $        44,061  $        42,784
                                               ----------       ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                            0                0
                                               ----------       ----------
Net Cash used in investing activities                   0                0
                                               ----------       ----------

Net increase in cash and cash equivalents          44,061           42,784

Cash and cash equivalents at
  beginning of period                              88,554           57,413
                                               ----------       ----------
Cash and cash equivalents at end of
period                                    $       132,615  $       100,197
                                               ==========       ==========








See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                            March 31, 1999



1.   The accompanying statements for the period ending March 31, 1999 are unaudited but reflect all adjustments necessary to present fairly the results of operations.