Form 10-Q
period 1999-06-30
STERLING DRILLING FUND 1983-2
filed 1999-08-13
CIK 722439

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999

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

Balance Sheets - June 30, 1999 and December 31, 1998.

Statements of Operations for the Six and Three Months Ended June 30, 1999 and 1998 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 1999 and 1998.

Statements of Cash Flows for the Six Months Ended June 30, 1999 and
1998.

Note to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity -
The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 1999, the General Partners have distributed $1,789,458.00 or 11.40% of original Limited Partner capital contributions to the Limited Partners.

The  Year  2000  (Y2K)  issue  is  the definition  and  resolution  of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. Such date sensitive systems may be unable to properly interpret dates, which could cause a system failure or other computer errors, leading to disruptions in operations. The Partnership relies on the Managing General Partner for

<page 3>

all   management  and  administrative  functions.  Consequently,   the
Partnership's exposure to the Y2K problems is determined by what Year 2000 efforts have been undertaken by the Managing General Partner.

In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to ensure compliance. The Managing General Partner has identified four major areas determined to be critical for successful Y2K compliance:
(1)     financial     and    informational    system     applications,
(2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

The Managing General Partner, in accordance with Phase I of the program, conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. The Managing General Partner has completed the modifications to its core financial and reporting systems and is continuing to test compliance in this area. These modifications were made in conjunction with an upgrade of the financial reporting applications provided by the Managing General Partner's software vendor. Conversion to the new system was completed during 1998. Due to the technology advances in the communications area the Managing General Partner has upgraded such equipment regularly over the past three years. Y2K compliance was a specification requirement of each installation. Consequently, the Managing General Partner expects exposure in this area to be limited to third party readiness. The Managing General Partner is in the process of identifying areas of exposure resulting from equipment used in its oil and gas producing operations. The Managing General Partner intends to continue identification, remediation and testing throughout 1999. In the third-party area, the Managing General Partner has received assurance from its significant service suppliers that they intend to be Y2K compliant by 2000. The Managing General Partner has implemented a program to request Year 2000 certification or other assurance from other third parties during 1999.

The Partnership recognizes that, notwithstanding the efforts described above, the Partnership could experience disruptions to its operations or administrative functions, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. The Managing General Partner is in the process of developing a contingency plan in order to mitigate potential disruption to business operations. The Managing General Partner expects to complete and to refine this plan throughout 1999.

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

3.   Results of Operations -

Overall operating revenues decreased from $183,675 in 1998 to $123,112 in 1999. The Partnership experienced a decline in gas production, from 58,603 MCF 1998 to 53,412 MCF in 1999. The average price per MCF in 1998 was $2.93 and $2.04 in 1999. A substantial portion of the Partnership's production was shut-in for the month of June 1999 due to required maintenance of the gas transporter's pipeline. All properties were returned to production in July 1999. Production expenses decreased from $88,187 in 1998 to $59,493 in 1999. The production costs incurred in 1999, reflect the lower production volumes and were normal and recurring to the upkeep of the wells and well-sites.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1998 or during the first half of 1999. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                        By: /S/ Charles E. Drimal Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










August 13, 1999
(Date)

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                            Balance Sheets
                                       June 30,       December 31,
                                         1999             1998
                                      (unaudited)       (audited)
Assets
Current assets:
  Cash and cash equivalents        $         3,830           88,554
  Due from affiliates                       71,872           39,510
  Due from others                            7,440                0
                                       -----------     ------------
      Total current assets                  83,142          128,064
                                       -----------     ------------
Oil and gas properties -
successful efforts method:
  Leasehold costs                          497,639          497,639
  Well and related facilities           12,934,194       12,934,194
   less accumulated depreciation,
     depletion and amortization        (12,297,508)     (12,268,244)
                                       -----------     ------------
                                         1,134,325        1,163,589
                                       -----------     ------------
       Total assets                $     1,217,467        1,291,653
                                       ===========     ============
 Partners' equity
   Limited partners                      1,217,832        1,279,323
   General partners                          (365)           12,330
                                       -----------     ------------
       Total partners' equity      $     1,217,467        1,291,653
                                       ===========     ============






See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                   Six Months Ending
                                     June 30, 1999

                                 Limited       General
                                 Partners      Partners      Total
Revenue:
Operating revenue              $     94,181       28,931  $   123,112
Other Income                          1,854          570        2,424
Interest income                       1,935          180        2,115
                                   --------      -------      -------
  Total Revenue                      97,970       29,681      127,651
                                   --------      -------      -------

Costs and Expenses:
Production expense                   45,512       13,981       59,493
General and administrative
 to a related party                  38,252       11,750       50,002
General and administrative            9,678        2,973       12,651
Depreciation, depletion
 and amortization                    26,777        2,487       29,264
                                   --------      -------      -------
  Total Costs and Expenses          120,219       31,191      151,410
                                   --------      -------      -------
  Net Income/(loss)            $    (22,249)      (1,510)  $  (23,759)
                                   ========      =======      =======
Net loss per equity unit       $      (1.42)
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Operations
                              (unaudited)

                                  Three Months Ending
                                     June 30, 1999

                                 Limited        General
                                 Partners       Partners      Total
Revenue:
Operating revenue              $      47,627       14,630   $    62,257
Other Income                           1,854          570         2,424
Interest income                          715           67           782
                                    --------      -------       -------
  Total Revenue                       50,196       15,267        65,463
                                    --------      -------       -------

Costs and Expenses:
Production expense                    25,512        7,837        33,349
General and administrative
 to a related party                   19,125        5,874        24,999
General and administrative             8,225        2,526        10,751
Depreciation, depletion
 and amortization                     13,389        1,243        14,632
                                    --------      -------       -------
  Total Costs and Expenses            66,251       17,480        83,731
                                    --------      -------       -------
  Net Income/(loss)             $    (16,055)      (2,213)   $  (18,268)
                                    ========      =======       =======
Net (loss) per equity unit
                               $      (1.02)
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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                    Six Months Ended
                                     June 30, 1999


                                 Limited         General
                                 Partners        Partners      Total

Balance at beginning of
period                        $   1,279,323         12,330   $   1,291,653
  Cash Distributions                (39,242)       (11,185)        (50,427)
  Net Income(Loss)                  (22,249)        (1,510)        (23,759)
                                    --------      --------        --------
Balance at end of period      $    1,217,832          (365)  $   1,217,467
                                    ========      ========       =========


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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
               Statement of Changes in Partners' Equity
                              (unaudited)

                                   Three Months Ended
                                     June 30, 1999


                            Limited          General
                            Partners         Partners        Total

Balance at beginning of
period                    $     1,273,129          13,033   $ 1,286,162
  Cash Distributions              (39,242)        (11,185)      (50,427)
  Net Income(Loss)                (16,055)         (2,213)      (18,268)
                                 ---------       --------     ---------
Balance at end of period  $      1,217,832           (365) $  1,217,467
                                 =========       ========     =========


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

                     STERLING DRILLING FUND 1983-2
                   (a New York Limited Partnership)
                        Statement of Cash Flows
                              (unaudited)

                                            Six months      Six months
                                               ended          Ended
                                             June 30,        June 30,
                                               1999            1998

Net cash provided by/(used in)
 operating  activities                    $    (34,297)  $      40,646
                                             ----------     ----------

Cash flows from financing activities:
  Distribution to partners                     (50,427)        (50,739)
                                             ----------     ----------
Net cash used in financing activities          (50,427)        (50,739)
                                             ----------     ----------

Net increase (decrease) in cash and cash
equivalents                                    (84,724)        (10,093)
Cash and cash equivalents at
  beginning of period                            88,554         57,413
                                             ----------     ----------
Cash and cash equivalents at end of
period                                    $       3,380  $      47,320
                                             ==========     ==========











See accompanying note to financial statements.

                     STERLING DRILLING FUND 1983-2

                   (a New York limited partnership)

                     Note to Financial Statements

                             June 30, 1999



1.    The accompanying statements for the period ending June 30, 1999,

are  unaudited but reflect all adjustments necessary to present fairly the results of operations.