Form 10-Q
period 1999-09-30
STERLING DRILLING FUND 1983-2
filed 1999-11-12
CIK 722439

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q


/X/          Quarterly  Report  Pursuant  to  Section  13  or  15(d)of  the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

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

Balance Sheets - September 30, 1999 and December 31, 1998.

Statements of Operations for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 1999 and 1998.

Statements of Cash Flows for the Nine Months Ended September 30,  1999  and
1998.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1.   Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 1999, the General Partners have distributed $1,789,458.00 or 11.40% of original Limited Partner capital contributions to the Limited Partners.

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

In 1997, the Managing General Partner developed a three-phase program for the Y2K information systems compliance. Phase I is to identify those systems with which the Partnership has exposure to Y2K issues. Phase II is to remediate systems and replace equipment where required. Phase III is the final testing of each major area of exposure to major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, (2) communications applications, (3) oil and gas producing operations, and (4) third-party relationships.

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

3.   Results of Operations -

The Partnership experienced a mild decline in its gas production and a very minor increase in its oil production, from 85,835 MCF and 1,363 BBLS in
1998 to 84,515 MCF and 1,447 BBLS in 1999. The average price per MCF received for gas sold in 1998 was $2.95 per MCF as compared to $2.31 in 1999. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. The combination of lower gas production and lower average price per MCF was the main contributing factor in lower partnership income from $269,838 in 1998 to $216,064 in 1999. Gas production fluctuations can be attributed to shut-ins, higher main transport line pressures and down time on some compressors used by Partnership wells. Production expenses decreased from $ 120,518 in 1998 to $108,776 in 1999. The production expenses were lower as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated with the wells and well sites. Current production expenses, during 1999, has been limited to normal maintenance and upkeep of the wells and well sites.


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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. No additional depreciation, depletion or amortization was needed in 1998 or in the three-quarters of 1999. The expense recorded is consistent with the current basis of the Partnership's properties.



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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                                    By: /s/ Charles E.Drimal Jr.

                                    ------------------------------
                                    Charles E. Drimal, Jr.
                                    General Partner










November 12, 1999
(Date)

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                              Balance Sheets

                                      September 30,     December 31,
                                          1999              1998
                                       (unaudited)        (audited)

Assets
Current assets:
  Cash and cash equivalents        $         69,387 $          88,554
  Due from affiliates                             0            39,510
  Due from others                            29,137                 0
                                        -----------      ------------
      Total current assets                   98,524           128,064
                                        -----------       -----------
Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639           497,639
  Well and related facilities            12,934,544        12,934,194
   less accumulated depreciation,
    depletion and amortization          (12,312,140)      (12,268,244)
                                        -----------      ------------
                                          1,120,043         1,163,589
                                        -----------      ------------
       Total assets                $      1,218,567 $       1,291,653
                                        ===========      ============

Liabilities and Partners' Equity
 Current Liabilities:
   Due to others                   $              0  $              0
   Due to affiliates                          2,050                 0
                                       ------------      ------------
       Total current liabilities              2,050                 0
                                       ------------      ------------

 Partners' equity
   Limited partners                $      1,214,859 $       1,279,323
   General partners                           1,658            12,330
                                        -----------      ------------
         Total partners' equity    $      1,216,517 $       1,291,653
                                        -----------      ------------
       Total liabilities and
         Partners' equity                 1,218,567         1,291,653
                                   $    =========== $    ============


See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1999

                                 Limited        General
                                 Partners       Partners    Total
Revenue:
Operating revenue              $     165,289       50,775 $   216,064
Other revenue                          1,854          570       2,424
Interest income                        2,148          200       2,348
                                    --------     --------     -------
  Total Revenue                      169,291       51,545     220,836
                                    --------     --------     -------

Costs and Expenses:
Production expense                    83,214       25,562     108,776
General and administrative
 to a related party                   57,376       17,625      75,001
General and administrative            13,758        4,226      17,984
Depreciation, depletion
 and amortization                     40,165        3,731      43,896
                                    --------     --------     -------
  Total Costs and Expenses           194,513       51,144     245,657
                                    --------     --------     -------
  Net Income/(Loss)             $    (25,222)         401 $   (24,821)
                                    ========     ========     =======
Net (Loss) per equity unit      $      (1.61)
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

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1999

                                 Limited        General
                                 Partners       Partners     Total
Revenue:
Operating revenue              $      71,108       21,844  $    92,952
Other Income                               0            0            0
Interest income                          213           20          233
                                    --------     --------      -------
  Total Revenue                       71,321       21,864       93,185
                                    --------     --------      -------

Costs and Expenses:
Production expense                    37,702       11,581       49,283
General and administrative
 to a related party                   19,124        5,875       24,999
General and administrative             4,080        1,253        5,333
Depreciation, depletion
 and amortization                     13,388        1,244       14,632
                                    --------     --------      -------
  Total Costs and Expenses            74,294       19,953       94,247
                                    --------     --------      -------
  Net Income/(Loss)            $      (2,973)        1,911  $   (1,062)
                                    ========     ========     ========
Net (Loss) per equity unit     $        (.19)
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

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Nine Months Ended
                                   September 30, 1999


                                Limited         General
                                Partners        Partners      Total


Balance at beginning of
period                      $      1,279,323         12,330  $  1,291,653
  Partner's Contributions                  0            112           112
  Cash Distributions                 (39,242)       (11,185)      (50,427)
  Net Income/(Loss)                  (25,222)           401       (24,821)
                                    --------      --------     ----------
Balance at end of period    $      1,214,859          1,658  $  1,216,517
                                   =========      =========     =========


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

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                 Statement of Changes in Partners' Equity
                                (unaudited)

                                   Three Months Ended
                                   September 30, 1999


                                Limited        General
                                Partners       Partners      Total


Balance at beginning of
period                        $   1,217,832         (365) $   1,217,467
  Partners' Contribution                  0          112            112
  Cash Distributions                      0            0              0
  Net Income/(Loss)                  (2,973)       1,911         (1,062)
                                  ---------     --------      ---------
Balance at end of period      $   1,214,859        1,658  $   1,216,517
                                  =========     ========      =========


                                    Three Months Ended
                                    September 30, 1998

                             Limited           General
                             Partners          Partners     Total


Balance at beginning of
period                     $     1,279,624         6,419  $   1,286,043
  Partner's Contributions                0           113            113
  Cash Distributions                     0             0              0
  Net Income(Loss)                   3,676         3,877          7,553
                                 ---------      --------      ---------
Balance at end of period   $     1,283,300        10,409  $   1,293,709
                                 =========      ========      =========



See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Nine months     Nine months
                                               ended           Ended
                                             September       September
                                              30, 1999       30, 1998

Net cash provided by operating activities $       31,498  $      78,590
                                              ----------     ----------

Cash flows from financing activities:
  Partners contributions                             112            113
  Distribution to partners                       (50,427)       (50,739)
                                              ----------     ----------
Net cash used in financing activities            (50,315)       (50,626)
                                              ----------     ----------
Cash flows from investing activities:
  Proceeds from sale of equipment                       0             0
  Investment in well and related
  facilities                                        (350)             0
                                              ----------     ----------
Net Cash used in investing activities               (350)             0
                                              ----------     ----------

Net increase in cash and cash equivalents        (19,167)        27,964

Cash and cash equivalents at
  beginning of period                             88,554         57,413
                                              ----------     ----------
Cash and cash equivalents at end of
period                                    $       69,387  $      85,377
                                              ==========     ==========








See accompanying note to the financial statements.

                       STERLING DRILLING FUND 1983-2

                     (a New York limited partnership)

                       Note to Financial Statements

                            September 30, 1999



1. The accompanying statements for the period ending September 30, 1999, are unaudited but reflect all adjustments necessary to present fairly the results of operations.