Form 10-K
period 1999-12-31
STERLING DRILLING FUND 1983-2
filed 2000-03-28
CIK 722439

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
(Mark One)


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)
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

     The number of Units of the Registrant outstanding as of March 15, 2000, was: 15,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                       STERLING DRILLING FUND 1983-2, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

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

     During 1999, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2000, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 1999, approximately $234,637, or 79.97% and $52,100, or 17.75%, of the
Partnership's gas production was sold to Phoenix Diversified and Cabot Oil & Marketing Corporation, respectively, and about $27,985, or 100%, of the Partnership's oil production was sold to the American Refining Group. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

     The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 1999 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

     The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transporter's affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas, or the market demand for gas, nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals might become effective, or their effect, if any, on the Partnership's operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls, including their duration and possible modification together with any new proposals that may be enacted, the Partnership cannot predict the overall effect, if any, of such controls on its operations.

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

     As of December 31, 1999, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.


     Producing wells:                                   Gross            Net
                                                        -----           -----
                  Oil Wells...............................1                1
                  Gas Wells..............................60             48.3
                  Producing acres.....................6,086            4,898

-------------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------




                                                        1999          1998         1997         1996           1995
                                                        ----          ----         ----         ----           ----
Production:
Oil and Condensate (bbl)                               1,790         2,049        2,158        1,598          2,766
Gas (Mcf)                                            118,204       114,667      121,542      129,675        134,028
Average Price of Sales:
Oil and Condensate (bbl)                               15.63         12.14        18.50        19.45          15.83
Gas (Mcf)                                               2.48          2.95         3.11         2.43           2.10
Production Expense per Dollar
    Of Operating Revenue                                0.47          0.51         0.46         0.44           0.46





OIL AND GAS RESERVES

     The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company,L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                                      Proved Developed
                 As of                                                ----------------
                 12-31                                Oil (bbls)                            Gas (Mcf)
                 -----                                ----------                            ---------

                 1995                                   17,400                              2,554,600

                 1996                                   19,500                              2,535,000

                 1997                                   21,000                              2,384,000

                 1998                                   17,700                              2,165,400

                 1999                                   21,460                              1,954,600

     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                                                      Proved Developed
                                                                     -------------------
                   As of                             Future Net       Present Value of
                   12-31                               Revenue       Future Net Revenue
                   -----                             ----------      -------------------
                    1995                             $2,410,900           $ 947,600


                    1996                              3,967,000           1,578,300


                    1997                              3,351,400           1,288,800


                    1998                              2,708,600           1,009,000


                    1999                              3,051,300           1,368,500


         Since January 1, 1999, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 1999 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 15, 2000, there were 1,003 holders of record of the Units.

     The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 1999 aggregated $39,242. Aggregate cash distributions to the holders of the Units as of December 31, 1999, is $1,789,458.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2000, Management acts as the Managing General Partner in a total of 51 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in

Stamford,Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 168 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 52, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 47, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 40, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     James F. Gilbert, age 67, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 1999, the allocation of general and administrative expenses to the Partnership was $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows as of March 16, 1999, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.


                                                                          NUMBER
         NAME AND ADDRESS OF BENEFICIAL OWNER                            OF UNITS             PERCENT
         ------------------------------------                            --------             -------
         PrimeEnergy Management Corporation
                  One Landmark Square
                  Stamford, CT 06901.............................         1,171                7.46%

         PrimeEnergy Corporation
                  One Landmark Square
                  Stamford, CT 06901.............................         2,717               17.31%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner. PrimeOperating Company was paid, in 1999, well operating fees ranging from about $470 to $650 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 1999 and 1998, the Partnership paid an aggregate of $103,521 and $129,391, respectively, in such fees and expenses.

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

             (23) Consent of Ryder Scott Company, L.P. (filed herewith)

             (27) Financial Data Schedule. (filed herewith)


(b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2000.


                                Sterling Drilling Fund 1983-2, L.P.
                                By:      PrimeEnergy Management Corporation
                                         Managing General Partner

                                By:      /s/ CHARLES E. DRIMAL, JR.
                                         --------------------------
                                         Charles E. Drimal, Jr.
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2000.



/s/ CHARLES E. DRIMAL, JR.            Director and President,
-----------------------------------   PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer


/s/ BEVERLY A. CUMMINGS               Director and Vice President and Treasurer,
-----------------------------------   PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
 and Accounting Officer

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                    Page No.
                                                                                    --------
Selected Financial Data                                                              F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                            F-2

Report of Independent Public Accountants                                             F-5

Financial Statements:

       Balance Sheets, December 31, 1999 and 1998                                    F-6

       Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997                                                           F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 1999, 1998 and 1997                                        F-8

       Statements of Cash Flow for the Years Ended December 31,
       1999, 1998 and 1997                                                           F-9

       Notes to Financial Statements                                                 F-10

Schedules:

       V  -   Property and Equipment - Oil and Gas Properties for the Years
              Ended December 31, 1999, 1998 and 1997                                 F-18

       VI -   Accumulated Depreciation, Depletion, and Amortization -
              Oil and Gas Properties for the Years Ended December 31,
              1999, 1998 and 1997                                                    F-19

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

                                Year Ended December 31, (000's omitted)
                               -----------------------------------------
                          1999        1998       1997         1996        1995
                          ----        ----       ----         ----        ----
Revenues:                  321         364        431          350         387

Net Income(Loss)
 Limited Partners          (23)      (0.2)         33          (4)          26
 General Partners             5         11         22           12          29
 Per equity unit         (1.47)     (0.02)       2.10       (0.23)        1.69
Total assets              1,224      1,292      1,331        1,327       1,371
Cash Distributions:
 Limited Partners            39         39         39           39          39
 General Partners            11         11         12           12          12
 Limited partners as a %
of original contribution   0.25%      0.25%     0.25%        0.25%       0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 1999, the General partners have distributed $1,789,458 or 11.40%, of original Limited Partner capital contributions, to the Limited Partners.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $1,368,563 as compared to the discounted reserves as of December 31, 1998, which were approximately $1,009,000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

The Year 2000 (Y2K) issue is the definition and resolution of potential problems resulting from computer application programs or imbedded chip instruction sets utilizing two-digits, as opposed to four digits, to define a specific year. The Partnership did not experience any problems as a result of the Year 2000 issue.

     2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December, 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

     3. Results of operations:

     1999 compared to 1998

     The Partnership experienced changes in gas and oil production 114,667 mcf and 2,049 bbls in 1998 to 118,204 mcf and 1,790 bbls. The partnership received a lower average price per mcf from $2.95 in 1998 to $2.48 in 1999. The lower gas prices and gas production resulted in lower gas revenue. Although the Partnership's main source of income is from its gas production, it did have slightly higher oil revenue because of the increased oil production and the increased average price per barrel from $12.14 in 1998 to $15.63 in 1999. The combination of production and prices changes contributed to overall revenue decline from $363,714 in 1998 to $321,377 in 1999.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. The expenditures made in 1998 and 1999 were for the general upkeep and maintenance of the Partnership's wells. The Partnership's production expenses declined from $170,900 in 1998 to $150,423 in 1999.

     General and administrative costs remained relatively unchanged from $124,413 in 1998 to $126,852 in 1999. The stable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 1998 or 1999. The overall Partnership depreciation and depletion expense was consistent with the current basis in the Partnership properties and the rates applied.

     1998 compared to 1997

     The Partnership experienced declines in gas and oil production from 121,542 mcf and 2,158 bbls in 1997 to 114,667 mcf and 2,049 bbls in 1998. The declines in gas production may be attributable to shut-in's for repairs and high main line pressures. The pressure variances between the well and the transport line may reduce or inhibit the free movement of gas through the transport lines. The average price per mcf or barrel was also lower in 1998 than 1997, $3.11 and $18.50 for 1997 and $2.95 and $12.14 in 1998. The combination of lower average prices and lower production resulted in overall lower revenues from $431,111 in 1997 to $363,714 in 1998. During 1997, the operator sold tubing, pipes and rods no longer needed by the Partnership's wells. These funds were included in overall operating revenues for that year.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. During 1997, the operator determined that supplementary repairs were necessary to maintain various well's production. These repairs included miscellaneous part replacements, location work, labor and roadwork to access the well site. The expenditures made in 1998 were for the general upkeep and maintenance of the Partnership's wells. No major expenditures were made on supplementary repairs for the current year. Therefore the Partnership's production expenses declined from $192,587 in 1997 to $170,900 in 1998.

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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Sterling Drilling Fund 1983-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2000

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998






                                     Assets

                                                         1999           1998
                                                   ------------    ------------

Current Assets:
  Cash and cash equivalents (Note 2)               $     75,872    $     88,554
  Due from affiliate (Note 6)                            39,003          39,510
                                                   ------------    ------------
     Total Current Assets                               114,875         128,064
                                                   ------------    ------------

Oil and Gas Properties - successful efforts
 method (Note 3) - (Schedules V and  VI):
  Leasehold costs                                       497,639         497,639
  Wells and related facilities                       12,946,528      12,934,194
                                                   ------------    ------------
      Total                                          13,444,167      13,431,833

  Less - Accumulated depreciation, depletion        (12,335,303)    (12,268,244)
         and amortization                          ------------    ------------
                                                      1,108,864       1,163,589
                                                   ------------    ------------

     Total Assets                                  $  1,223,739    $  1,291,653
                                                   ============    ============



                        Liabilities and Partners' Equity

     Total Current Liabilities                         $       --     $       --
                                                       ----------     ----------

Partners' Equity:
  Limited partners                                      1,216,998      1,279,323
  General partners                                          6,741         12,330
                                                       ----------     ----------
     Total Partners' Equity                             1,223,739      1,291,653
                                                       ----------     ----------

     Total Liabilities and Partners' Equity            $1,223,739     $1,291,653
                                                       ==========     ==========








The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                              1999                                             1998
                           -----------------------------------------        ------------------------------------------
                           Limited          General                          Limited         General
                           Partners         Partners         Total          Partners         Partners          Total
                           --------         --------       ---------        --------         --------        ---------
Revenues:
  Operating revenues        $  245,853      $   75,524      $  321,377      $  278,241      $   85,473     $  363,714
  Interest                       2,686             249           2,935           3,787             352          4,139
  Other (Note 10)                1,854             570           2,424              --              --             --
                            ----------      ----------      ----------      ----------      ----------     ----------

     Total Revenues            250,393          76,343         326,736         282,028          85,825        367,853
                            ----------      ----------      ----------      ----------      ----------     ----------

Costs and Expenses:
  Production expenses          115,074          35,349         150,423         130,738          40,162        170,900
  Depreciation,                 61,359           5,700          67,059          56,378           5,237         61,615
   depletion and
   amortization
  General and
  administrative
  expenses (Note 7)             97,042          29,810         126,852          95,176          29,237        124,413
                            ----------      ----------      ----------      ----------      ----------     ----------
    Total Expenses             273,475          70,859         344,334         282,292          74,636        356,928
                            ----------      ----------      ----------      ----------      ----------     ----------

     Net Income (Loss)      $  (23,082)     $    5,484      $  (17,598)     $     (264)     $   11,189     $   10,925
                            ==========      ==========      ==========      ==========      ==========     ==========

  Net Income (Loss) Per
   Equity Unit (Note 2)     $    (1.47)                                     $     (.02)
                           ===========                                       =========


                                            1997
                           ----------------------------------------
                            Limited        General
                            Partners       Partners        Total
                           ----------     ----------     ----------

Revenues:
  Operating revenues       $  329,800     $  101,311     $  431,111
  Interest                      2,030            189          2,219
  Other (Note 10)                  --             --             --
                           ----------     ----------     ----------

     Total Revenues           331,830        101,500        433,330
                           ----------     ----------     ----------

Costs and Expenses:
  Production expenses         147,329         45,258        192,587
  Depreciation,                57,152          5,309         62,461
   depletion and
   amortization
  General and
   administrative
   expenses (Note 7)           94,432         29,008        123,440
                           ----------     ----------     ----------
    Total Expenses            298,913         79,575        378,488
                           ----------     ----------     ----------

     Net Income (Loss)     $   32,917     $   21,925     $   54,842
                           ==========     ==========     ==========

  Net Income (Loss) Per
   Equity Unit (Note 2)    $     2.10
                           ==========

The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997






                                   Limited          General
                                   Partners         Partners           Total
                                 -----------      -----------      -----------

Balance at December 31, 1996     $ 1,325,155      $     2,341      $ 1,327,496

Partners' Contributions                   --              114              114

Distributions to partners            (39,243)         (11,855)         (51,098)

Net Income                            32,917           21,925           54,842
                                 -----------      -----------      -----------

Balance at December 31, 1997     $ 1,318,829      $    12,525      $ 1,331,354

Partners' contributions                   --              113              113

Distributions to partners            (39,242)         (11,497)         (50,739)

Net Income (Loss)                       (264)          11,189           10,925
                                 -----------      -----------      -----------

Balance at December 31, 1998       1,279,323           12,330        1,291,653

Partners' contributions                   --              112              112

Distributions to partners            (39,243)         (11,185)         (50,428)

Net Income (Loss)                    (23,082)           5,484          (17,598)
                                 -----------      -----------      -----------

Balance at December 31, 1999     $ 1,216,998      $     6,741      $ 1,223,739
                                 ===========      ===========      ===========





The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                                       1999            1998          1997
                                                    ----------    ----------    ----------

Cash Flows From Operating Activities:
 Net income (loss)                                  $  (17,598)   $   10,925    $   54,842
 Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
   Depreciation, depletion and amortization             67,059        61,615        62,461
   Changes in Assets and Liabilities:
   (Increase) decrease due from affiliates                 507       (39,510)      (48,737)
    Increase (decrease) in due to affiliates                --        48,737        22,836
                                                    ----------    ----------    ----------

      Net Cash Provided by Operating Activities         49,968        81,767        91,402
                                                    ----------    ----------    ----------

Cash Flows From Investing Activities:
  Equipment purchases                                  (12,334)           --        (5,023)
                                                    ----------    ----------    ----------

Cash Flows From Financing Activities:
  Partners' contributions                                  112           113           114
  Distributions to partners                            (50,428)      (50,739)      (51,098)
                                                    ----------    ----------    ----------
     Net Cash (Used in) Financing activities           (50,316)      (50,626)      (50,984)
                                                    ----------    ----------    ----------

Net increase (decrease) in cash and cash
     equivalents                                       (12,682)       31,141        35,395

Cash and cash equivalents at beginning of year          88,554        57,413        22,018
                                                    ----------    ----------    ----------

Cash and cash equivalents at end of year            $   75,872    $   88,554    $   57,413
                                                    ==========    ==========    ==========







The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997



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

                        DECEMBER 31, 1999, 1998 AND 1997



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

     The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 1999, 1998 and 1997:

                                                                   1999             1998              1997
                                                                  --------         --------          ------

Average sales price per MCF of gas                                $ 2.48            $ 2.95           $ 3.11
Average sales price per BBL of oil                                $15.63            $12.14           $18.50
 and other liquids
Production expense per dollar of                                  $ 0.47            $ 0.51           $ 0.46
 operating revenue

(4)  Quantities of Oil and Gas Reserves:

     The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2000. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 1999, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                                                           (Unaudited)
                                                                                    --------------------------
                                                                                     GAS (MCF)       OIL (BBL)
                                                                                    ----------      ----------
Reserves as of December 31, 1996                                                     2,534,734          19,501
Revisions of previous estimates                                                        (29,081)          3,666
Production                                                                            (121,542)         (2,158)
                                                                                    ----------      ----------

Reserves as of December 31, 1997                                                     2,384,111          21,009
Revisions of previous estimates                                                       (103,995)         (1,239)
Production                                                                            (114,667)         (2,049)
                                                                                    ----------      ----------

Reserves as of December 31, 1998                                                     2,165,449          17,721
Revisions of previous estimates                                                        (92,642)          5,532
Production                                                                            (118,204)         (1,790)
                                                                                    ----------      ----------

Reserves as of December 31, 1999                                                     1,954,603          21,463
                                                                                    ==========      ==========

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(4)  Quantities of Oil and Gas Reserves - (Cont'd):


     Should future prices decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits which, if available in the future, may result in production continuing beyond the level included in the above table.

     Revisions arise from changes in current prices, as well as engineering and geological data which would alter the useful life and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion and amortization.

     As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 1999, 1998 or 1997. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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


(6)  Transactions With Affiliates:


     (a) The receivable from affiliates at December 1999 and 1998 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

     (b)  As operator of the Partnership's properties, Prime Operating Company
          (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $470 for each producing gas well and $650 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(6)  Transactions With Affiliates - (Cont'd):


          percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 1999, 1998 and 1997, $84,742, $121,816, and
          $117,831 of production operator's fees were incurred, respectively.

     (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 1999, $25,927 was due from certain general partners for such costs.

     (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 1999, 1998, and 1997 for which it was billed $18,779, $7,575, and $7,799 respectively.


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

     During 1999, 1998 and 1997, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, for each year.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(8)  Federal Income Taxes:


     The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:


                                             Year Ended December 31,
                                  --------------------------------------------
                                      1999             1998             1997
                                  ----------       ----------      -----------
Net income as reported
 on the Partnership's
 federal income tax
 return                           $  34,690        $  68,484        $ 112,218

Recompletion costs reported
 differently for financial
 reporting purposes and for
 income tax reporting
 purposes                            12,335               --               --

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                   (64,623)         (57,559)         (57,376)
                                  ----------       ---------       ----------
Net income (loss) per
 accompanying financial
 statements                       $ (17,598)       $  10,925        $  54,842
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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



(9)  Major Customers:


     A schedule of the major purchases of the Partnership's production is as follows:


     Purchaser                       1999            1998           1997
                                   --------       --------       --------
     Phoenix Diversified           $234,637       $294,607       $298,961
     Cabot                         $ 52,100         51,167         62,310
     American Refining Group       $ 27,985         24,627         41,256

     The Partnership renewed its gas purchase contracts in December, 1999 resulting in a fixed price for one year.


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

                                   SCHEDULE V


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                    Balance at                                                        Balance
                                    Beginning       Additions                         Other           at End
                                     of Year         at Cost       Retirements        Changes         of Year
                                   -----------     -----------     -----------     -----------     -----------
Year Ended December 31, 1999:
  Leasehold costs                  $   497,639     $        --     $        --     $        --     $   497,639
  Wells and related facilities      12,934,194          12,334              --              --      12,946,528
                                   -----------     -----------     -----------     -----------     -----------
                                   $13,431,833     $    12,334     $        --     $        --     $13,444,167
                                   ===========     ===========     ===========     ===========     ===========



Year Ended December 31, 1998:
  Leasehold costs                  $   497,639     $        --     $        --     $        --     $   497,639
  Wells and related facilities      12,934,194              --              --              --      12,934,194
                                   -----------     -----------     -----------     -----------     -----------
                                   $13,431,833     $        --     $        --     $        --     $13,431,833
                                   ===========     ===========     ===========     ===========     ===========



Year ended December 31, 1997:
  Leasehold costs                  $   497,639     $        --     $        --     $        --     $   497,639
  Wells and related facilities      12,929,171           5,023              --              --      12,934,194
                                   -----------     -----------     -----------     -----------     -----------
                                   $13,426,810     $     5,023     $        --     $        --     $13,431,833
                                   ===========     ===========     ===========     ===========     ===========

                                   SCHEDULE VI


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                   Balance at         Charges to                                     Balance
                                   Beginning          Costs and                       Other           at End
                                    of Year            Expenses    Retirements       Changes         of Year
                                   -----------     -----------     -----------     -----------     -----------
Year Ended December 31, 1999:
  Wells and related facilities     $11,779,344     $    66,561     $        --     $        --     $11,845,905
  Leasehold costs                      488,900             498              --              --         489,398
                                   -----------     -----------     -----------     -----------     -----------
                                   $12,268,244     $    67,059     $        --     $        --     $12,335,303
                                   ===========     ===========     ===========     ===========     ===========



Year Ended December 31, 1998:
  Wells and related facilities     $11,718,191     $    61,153     $        --     $        --     $11,779,344
  Leasehold costs                      488,438             462              --              --         488,900
                                   -----------     -----------     -----------     -----------     -----------
                                   $12,206,629     $    61,615     $        --     $        --     $12,268,244
                                   ===========     ===========     ===========     ===========     ===========



Year ended December 31, 1997:
  Wells and related facilities     $11,656,199     $    61,992     $        --     $        --     $11,718,191
  Leasehold costs                      487,969             469              --              --         488,438
                                   -----------     -----------     -----------     -----------     -----------
                                   $12,144,168     $    62,461     $        --     $        --     $12,206,629
                                   ===========     ===========     ===========     ===========     ===========

                                INDEX TO EXHIBITS

                                                                               Sequentially
Exhibit                                                                          Numbered
Number                           Exhibit                                           Page
-------                          -------                                           -----
 (3)         Form  Agreement  of  Limited  Partnership  of  Sterling-Fuel
             Resources  Drilling Fund 1983-1 (now Sterling  Drilling Fund
             1983-2, L.P.) (incorporated by reference to Exhibit (3) of
             Sterling Gas Drilling  Fund  1983-2,L.P.,  Form 10-K for the
             year ended December 31, 1994)

(23)         Consent of Ryder Scott Company, L.P.(filed herewith)

(27)         Financial Data Schedule. (filed herewith)