Form 10-Q
period 2000-03-31
STERLING DRILLING FUND 1983-2
filed 2000-05-12
CIK 722439

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q


/X/        Quarterly Report Pursuant to Section 13 or 15(d)of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31,2000

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

Balance Sheets - March 31, 2000 and December 31, 1999.
Statements of Operations for the Three Months Ended March 31, 2000 and
1999.

Statements of Changes in Partners' Equity for the year ended December 31, 1999 and for the Three Months Ended March 31, 2000.

Statements of Cash Flows for the Three Months Ended March 31, 2000 and
1999.

Note to Financial Statements
Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31,2000, the General partners have distributed $1,789,455, or 11.40%, of original Limited Partner capital contributions, to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $1,368,563 as compared to the discounted reserves as of December 31, 1999, which were approximately $1,009,000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.

2.   Capital Resources -

The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

3.   Results of Operations -

Overall operating revenues increased from $60,855 in 1999 to $124,550 in 2000. The partnership's gas production increased from 29,213 MCF in 1999 to 33,531 MCf in 2000. The average price per MCF in 2000 of $3.21 was significantly higher then the average price per MCF of $ 2.57 in 1999.Although the partnerhsip receives the majority of its revenue from gas production, it did receive more oil revenue in 2000 then it did in 1999. The Partnership's oil revenue was higher due to higher average price per barrel of $24.81 in 2000. Production expenses were changed from $26,144 in 1999 to $56,267. The cost associated both 1999 and 2000 include those associated with general mainanence as well as variable costs. The general maintanence includes repairs needed for access to the well and well sites and the related labor costs. The variable costs may include, but are not limited to, production taxes that are based upon volumes and price.

General and administrative expenses to a related party in 2000 remained consistent with amounts incurred in 1999. The Partnership's third party costs increased. Management continues to manage third party costs and use in-house resources to provide efficient and timely services to the partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the limited partners capital contributions. Amounts related to both 1999 and 2000 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the partnership properties. The partnership was not required to revise the properties basis in either 1999 or first quarter 2000. Depletion expense for both years was reasonable based upon the property basis and rates applied.

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









                         STERLING DRILLING FUND 1983-2

                         (Registrant)








                         By: /s/ Charles E. Drimal, Jr.
                         ------------------------------
                         Charles E. Drimal, Jr.
                         General Partner










May 12, 2000
(Date)

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                              Balance Sheets
                                (unaudited)
                                       March 31,       December 31,
                                          2000             1999
Assets
Current assets:
  Cash and cash equivalents        $         95,575 $         75,872
  Due from affiliates                             0           39,003
  Due from others                            50,167                0
                                        -----------      -----------
      Total current assets                  145,742          114,875

Oil and gas properties -
successful efforts method:
  Leasehold costs                           497,639          497,639
  Well and related facilities            12,982,590       12,946,528
   less accumulated depreciation,
    depletion and amortization          (12,351,618)     (12,335,303)
                                        -----------      -----------
                                          1,128,611        1,108,864
                                        -----------      -----------
       Total assets                $      1,274,353 $      1,223,739
                                       ============     ============

Liabilities and Partner's Equity
  Current Liabilities
    Due to affiliates              $         28,930 $              0
                                        -----------      -----------
       Total current liabilities   $         28,930 $              0
                                        -----------      -----------

Partners' equity
   Limited partners                $      1,231,351 $      1,216,998
   General partners                          14,072            6,741
                                        -----------      -----------
         Total partners' equity    $      1,245,423 $      1,223,739
                                        -----------      -----------

        Total Liabilities and             1,274,353        1,223,739
          Partner's Equity         $    =========== $    ===========


See accompanying note to financial statements.

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 2000

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      95,281      29,269  $   124,550
Interest income                        1,284         119        1,403
                                     -------     -------      -------
  Total Revenue                       96,565      29,388      125,953
                                     -------     -------      -------

Costs and Expenses:
Production expense                    43,044      13,223       56,267
General and administrative
 to a related party                   19,124       5,875       24,999
General and administrative             5,116       1,572        6,688
Depreciation, depletion
 and amortization                     14,928       1,387       16,315
                                     -------     -------      -------
  Total Costs and Expenses            82,212      22,057      104,269
                                     -------     -------      -------
  Net Income (Loss)            $      14,353       7,331  $     21,684
                                     =======     =======      =======
Net Income(Loss)
    per equity unit            $         .91
                                      ======

See accompanying note to financial statements.

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                          Statement of Operations
                                (unaudited)

                                   Three Months Ended
                                     March 31, 1999

                                 Limited       General
                                 Partners      Partners     Total
Revenue:
Operating revenue              $      46,554      14,301  $    60,855
Interest income                        1,220         113        1,333
                                     -------     -------      -------
  Total Revenue                       47,774      14,414       62,188
                                     -------     -------      -------

Costs and Expenses:
Production expense                    20,000       6,144       26,144
General and administrative
 to a related party                   19,127       5,876       25,003
General and administrative             1,453         447        1,900
Depreciation, depletion
 and amortization                     13,388       1,244       14,632
                                     -------     -------      -------
  Total Costs and Expenses            53,968      13,711       67,679
                                     -------     -------      -------
  Net Income/(Loss)            $     (6,194)         703  $    (5,491)
                                     =======     =======      =======
Net Income/(Loss)
 per equity unit               $      (0.39)
                                      ======

See accompanying note to financial statements.

                       STERLING DRILLING FUND 1983-2
                 Statement of Changes in Partners' Equity
                                (unaudited)


                                 Limited      General
                                 Partners     Partners       Total

Balance at December 31, 1998  $  1,279,323  $     12,330  $  1,291,653
Parnters' contributions                ---           112           112
  Distribution to partners         (39,243)      (11,185)      (50,428)
  Net Income(Loss)                 (23,082)        5,484      (17,598)
                                  --------      --------      --------
Balance at December 31, 1999  $  1,216,998         6,741     1,223,739
  Net Income (Loss)                  14,353        7,331         21,684
                                  --------      --------      --------
Balance at March 31, 2000     $  1,231,351        14,072     1,245,423
                                  ========      ========      ========




See accompanying note to financial statements.

                       STERLING DRILLING FUND 1983-2
                     (a New York Limited Partnership)
                          Statement of Cash Flows
                                (unaudited)

                                            Three months     Three months
                                             ended March      ended March
                                              31, 2000         31, 1999

Net cash provided by operating activities $        55,765  $        44,061
                                               ----------       ----------
Cash flows from investing activities:
  Investment in well and related
  facilities                                     (36,062)                0
                                               ----------       ----------
Net Cash used in investing activities            (36,062)                0
                                               ----------       ----------

Net increase in cash and cash equivalents          19,703           44,061

Cash and cash equivalents at
  beginning of period                              75,872           88,554
                                               ----------       ----------
Cash and cash equivalents at end of
period                                    $        95,575  $       132,615
                                               ==========       ==========








See accompanying note to financial statements.

                       STERLING DRILLING FUND 1983-2

                     (a New York limited partnership)

                       Note to Financial Statements

                              March 31, 2000



1.   The accompanying statements for the period ending March 31, 2000 are unaudited but reflect all adjustments necessary to present fairly the results of operations.