Form 10-Q
period 2000-06-30
STERLING DRILLING FUND 1983-2
filed 2000-08-10
CIK 722439

3: 3rd Quarter 10-Q 1994


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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


PART I

Item 1. Financial Statements

The following Financial Statements are filed herewith:

Balance Sheets - June 30, 2000 and December 31, 1999.

Statements of Operations for the Six and Three Months Ended June 30, 2000 and 1999 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2000 and 1999.

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2000, the General Partners have distributed $1,828,700.50 or 11.65% of original Limited Partner capital contributions to the Limited Partners.

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


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

  Results of Operations -

Overall operating revenues increased from $123,112 in 1999 to $274,387 in 2000. The Partnership experienced a change in gas production, from 53,412 MCF 1999 to 75,864 MCF in 2000. The average price per MCF in 1999 was $2.04 and $3.24 in 2000.The increase in gas production can be partially attributed to workovers performed on various wells. The operator will expend funds on capital repairs if it has been determined that such a repair will help sustain, increase or halt serious production declines. These repairs may include artifical lift equipment, labor costs, tubing and location costs. Another reason for the dramatic increase in production was due to a substantial portion of the Partnership's production shut-in for the month of June 1999. The required maintenance and shut-in of the gas transporter's pipeline resulted in the Partnership production to be lower than normal in 1999. Production expenses increased from $59,493 in 1999 to $120,577 in 2000. Production expenses can be variable in nature relating to the volumes produced. Variable costs were reasonable based upon current production volumes in both years. Production expenses also include other direct costs which include, but are not limited to , labor, chemicals, and repairs to access the well sites. The funds expended, in both years, were reasonable.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1999 or during the first half of 2000. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.


PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.

Exhibit 27 - Financial Data Schedule is attached to the electronic filing of this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

August 13, 2000
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	June 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$53,797	$75,872
Due from affiliates	55,341	39,003
Due from others	0	0
	------------	------------
Total current assets	109,138	114,875
	------------	------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	12,988,705	12,946,528
less accumulated depreciation, depletion and
amortization	(12,367,933)	(12,335,303)
	-----------------	-----------------
	1,118,411	1,108,864
	-----------------	-----------------
Total assets	$1,227,549	$1,223,739
	==========	==========
Partners' equity
Limited partners	1,214,961	1,216,998
General partners	12,588	6,741
	-----------------	-----------------
Total partners' equity	$1,227,549	$1,223,739
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$209,906	64,481	$274,387
Other Income	0	0	0
Interest income	2,389	222	2,611
	-----------	-----------	-----------
Total Revenue	212,295	64,703	276,998
	-----------	-----------	-----------

Costs and Expenses:
Production expense	92,241	28,336	120,577
General and administrative to a related party	38,248	11,750	49,998
General and administrative	14,745	4,530	19,275
Depreciation, depletion and amortization	29,856	2,774	32,630
	-----------	-----------	-----------
Total Costs and Expenses	175,090	47,390	222,480
	-----------	-----------	-----------
Net Income	$37,205	17,313	$54,518
	=======	=======	=======
Net Income per equity unit	$2.37
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$94,181	28,931	$123,112
Other Income	1,854	570	2,424
Interest income	1,935	180	2,115
	-----------	-----------	-----------
Total Revenue	97,970	29,681	127,651
	-----------	-----------	-----------

Costs and Expenses:
Production expense	45,512	13,981	59,493
General and administrative to a related party	38,252	11,750	50,002
General and administrative	9,678	2,973	12,651
Depreciation, depletion and amortization	26,777	2,487	29,264
	-----------	-----------	-----------
Total Costs and Expenses	120,219	31,191	151,410
	-----------	-----------	-----------
Net Income	$(22,249)	(1,510)	$(23,759)
	=======	======	======
Net Income per equity unit	$(1.42)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$114,625	35,212	$149,837
Other Income	0	0	0
Interest income	1,105	103	1,208
	--------	-------	-------
Total Revenue	115,730	35,315	151,045
	--------	-------	-------

Costs and Expenses:
Production expense	49,197	15,113	64,310
General and administrative to a related party	19,124	5,875	24,999
General and administrative	9,629	2,958	12,587
Depreciation, depletion and amortization	14,928	1,387	16,315
	--------	-------	-------
Total Costs and Expenses	92,878	25,333	118,211
	--------	-------	-------
Net Income	$22,852	9,982	$32,834
	========	=======	=======
Net Income per equity unit	$1.46
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$47,627	14,630	$62,257
Other Income	1,854	570	2,424
Interest income	715	67	782
	--------	-------	-------
Total Revenue	50,196	15,267	65,463
	--------	-------	-------

Costs and Expenses:
Production expense	25,512	7,837	33,349
General and administrative to a related party	19,125	5,874	24,999
General and administrative	8,225	2,526	10,751
Depreciation, depletion and amortization	13,389	1,243	14,632
	--------	-------	-------
Total Costs and Expenses	66,251	17,480	83,731
	--------	-------	-------
Net Income	$(16,055)	(2,213)	$(18,268)
	========	=======	=======
Net Income per equity unit	$(1.02)
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,216,998	6,741	$1,223,739
Cash Distributions	(39,242)	(11,466)	(50,708)
Net Income(Loss)	37,205	17,313	54,518
	-------------	-------------	-------------
Balance at end of period	$1,214,961	17,313	$1,227,549
	========	========	=========

Six Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,279,323	12,330	$1,291,653
Cash Distributions	(39,242)	(11,185)	(50,427)
Net Income(Loss)	(22,249)	(1,510)	(23,759)
	-------------	-------------	-------------
Balance at end of period	$1,217,832	(365)	$1,217,467
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,231,351	14,072	$1,245,423
Cash Distributions	(39,242)	(11,466)	(50,708)
Net Income(Loss)	22,852	9,982	32,834
	-------------	-------------	-------------
Balance at end of period	$1,214,961	12,588	$1,227,549
	=========	========	========

Three Months Ended June 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,273,129	13,033	$1,286,162
Cash Distributions	(39,242)	(11,185)	(50,427)
Net Income(Loss)	(16,055)	(2,213)	(18,268)
	-------------	-------------	-------------
Balance at end of period	$1,217,832	(365)	$1,217,467
	=========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months ended June 30, 2000	Six months Ended June 30, 1999

Net cash provided by(used in) operating activities	$70,810	$(34,297)
	----------	----------

Cash flows from financing activities:
Distribution to partners	(50,708)	(50,427)
	----------	----------
Net cash used in financing activities	(50,708)	(50,427)
	----------	----------
Cash flows from investing activities:
Investments in wells and well
Related facilities	(42,177)	0
	----------	----------

Net cash (used by) investing activities	(42,177)	0
	----------	----------
Net increase (decrease) in cash and cash equivalents	(22,075)	(84,724)
Cash and cash equivalents at beginning of period	75,872	88,554
	----------	----------
Cash and cash equivalents at end of period	$53,797	$3,380
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

June 30, 2000

1. The accompanying statements for the period ending June 30, 2000, are unaudited but reflect all adjustments necessary to present fairly the results of operations.