Form 10-Q
period 2000-09-30
STERLING DRILLING FUND 1983-2
filed 2000-11-13
CIK 722439

3: 3rd Quarter 10-Q 1994


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

Balance Sheets - September 30, 2000 and December 31, 1999.

Statements of Operations for the Nine and Three Months Ended September 30, 2000 and 1999 .

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2000 and 1999.

Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity :

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2000, the General Partners have distributed $1,828,700.50 or 11.65% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 1999, was approximately $1,368,500 as compared to the discounted reserves as of December 31, 1998, which were approximately $1,009,000. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of the engineering and geological interpretation and judgment. Accordingly, reserve estimates are generally different from the quantities of gas and oil that are ultimately recovered and such differences may have a material impact on the Partnership's financial results and future liquidity.


  Capital Resources -

  The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

  Results of Operations :

The Partnership experienced a significant increase in its gas production and a very minor increase in its oil production, from 84,515 MCF and 1,447 BBLS in 1999 to 107,627 MCF and 1,590 BBLS in 2000. The increase in gas production is due to a succesful recompletion on the Bingham Unit 1052 initiated during the fourth quarter of 1999. The average price per MCF received for gas sold was $2.31 in 1999 and $3.29 in 2000. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. The combination of higher gas production , stable oil production and higher average price per MCF and barrel resulted in an increase in operating revenue $216,064 in 1999 to $395,942 in 2000. During late 1999 and the year 2000, the operator determined that supplementary capital repairs were necessary to maintain various wells production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. Production expenses increased from $108,776 in 1999 to $172,790 in 2000. Production expenses, during 1999, were limited to normal maintenance and upkeep of the wells and well sites. The current production expenses are higher as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated the supplementary repairs and recompletions.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 1999 or during the first nine months of 2000. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

November 9, 2000
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	September 30, 2000	December 31, 1999
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$111,209	$75,872
Due from affiliates	1,570	39,003
Due from others	41,387	0
	------------	------------
Total current assets	154,166	114,875
	------------	------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	12,989,481	12,946,528
less accumulated depreciation, depletion and
amortization	(12,384,248)	(12,335,303)
	-----------------	-----------------
	1,102,872	1,108,864
	-----------------	-----------------
Total assets	$1,257,038	$1,223,739
	==========	==========
Partners' equity
Limited partners	$1,235,162	$1,216,998
General partners	21,876	6,741
	-----------------	-----------------
Total partners' equity	$1,257,038	$1,223,739
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$302,896	93,046	$395,942
Interest income	3,472	323	3,795
	-----------	-----------	-----------
Total Revenue	306,368	93,369	399,737
	-----------	-----------	-----------

Costs and Expenses:
Production expense	132,184	40,606	172,790
General and administrative to a related party	57,373	17,624	74,997
General and administrative	14,619	4,491	19,110
Depreciation, depletion and amortization	44,786	4,160	48,946
	-----------	-----------	-----------
Total Costs and Expenses	248,962	66,881	315,843
	-----------	-----------	-----------
Net Income	$57,406	26,488	$83,894
	=======	=======	=======
Net Income per equity unit	$3.66
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$165,289	50,775	$216,064
Other Income	1,854	570	2,424
Interest income	2,148	200	2,348
	-----------	-----------	-----------
Total Revenue	169,291	51,545	220,836
	-----------	-----------	-----------

Costs and Expenses:
Production expense	83,214	25,562	108,776
General and administrative to a related party	57,376	17,625	75,001
General and administrative	13,758	4,226	17,984
Depreciation, depletion and amortization	40,165	3,731	43,896
	-----------	-----------	-----------
Total Costs and Expenses	194,513	51,144	245,657
	-----------	-----------	-----------
Net Income/(Loss)	$(25,222)	401	$(24,821)
	=======	======	======
Net Income/(Loss) per equity unit	$(1.61)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$92,990	28,565	$121,555
Interest income	1,083	101	1,184
	--------	-------	-------
Total Revenue	94,073	28,666	122,739
	--------	-------	-------

Costs and Expenses:
Production expense	39,943	12,270	52,213
General and administrative to a related party	19,125	5,874	24,999
General and administrative	(126)	(39)	(165)
Depreciation, depletion and amortization	14,930	1,386	16,316
	--------	-------	-------
Total Costs and Expenses	73,872	19,491	93,363
	--------	-------	-------
Net Income	$20,201	9,175	$29,376
	========	=======	=======
Net Income per equity unit	$1.29
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 1999

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$71,108	21,844	$92,952
Interest income	213	20	233
	--------	-------	-------
Total Revenue	71,321	21,864	93,185
	--------	-------	-------

Costs and Expenses:
Production expense	37,702	11,581	49,283
General and administrative to a related party	19,124	5,875	24,999
General and administrative	4,080	1,253	5,333
Depreciation, depletion and amortization	13,388	1,244	14,632
	--------	-------	-------
Total Costs and Expenses	74,294	19,953	94,247
	--------	-------	-------
Net Income/(Loss)	$(2,973)	1,911	$(1,062)
	========	=======	=======
Net Income/(Loss) per equity unit	$(.19)
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,216,998	6,741	$1,223,739
Partner's Contributions	0	113	113
Cash Distributions	(39,242)	(11,466)	(50,708)
Net Income(Loss)	57,406	26,488	83,894
	-------------	-------------	-------------
Balance at end of period	$1,235,162	21,876	$1,257,038
	========	========	=========

Nine Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,279,323	12,330	$1,291,653
Partner's Contributions	0	112	112
Cash Distributions	(39,242)	(11,185)	(50,427)
Net Income(Loss)	(25,222)	401	(24,821)
	-------------	-------------	-------------
Balance at end of period	$1,214,859	1,658	$1,216,517
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,214,961	12,588	$1,227,549
Partners' Contribution	0	113	113
Net Income(Loss)	20,201	9,175	29,376
	-------------	-------------	-------------
Balance at end of period	$1,235,162	21,876	$1,257,038
	=========	========	========

Three Months Ended September 30, 1999

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,217,832	(365)	$1,217,467
Partners' Contribution	0	112	112
Net Income(Loss)	(2,973)	1,911	(1,062)
	-------------	-------------	-------------
Balance at end of period	$1,214,859	1,658	$1,216,517
	=========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2000	Nine months Ended September 30, 1999

Net cash provided by(used in) operating activities	$128,886	$31,498
	----------	----------

Cash flows from financing activities:
Partners contributions	113	112
Distribution to partners	(50,708)	(50,427)
	----------	----------
Net cash used in financing activities	(50,595)	(50,315)
	----------	----------
Cash flows from investing activities:
Investments in wells and well
Related facilities	(42,954)	(350)
	----------	----------

Net cash (used by) investing activities	(42,954)	(350)
	----------	----------
Net increase (decrease) in cash and cash equivalents	35,337	(19,167)
Cash and cash equivalents at beginning of period	75,872	88,554
	----------	----------
Cash and cash equivalents at end of period	$111,209	$69,387
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

September 30, 2000

1. The accompanying statements for the period ending September 30, 2000, are unaudited but reflect all adjustments necessary to present fairly the results of operations.