Form 10-K
period 2000-12-31
STERLING DRILLING FUND 1983-2
filed 2001-03-30
CIK 722439

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 15, 2001, was: 15,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

                       STERLING DRILLING FUND 1983-2, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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

         During 2000, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2001, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2 Limited Partnership has been included in the Farmout Agreement. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminates in April 2001. At this time it is unlikely that CNR will exercise their rights to select acreage and drill a well. If CNR does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2000, approximately $422,078 or 83.85% and $74,873 or 14.87% of the Partnership's gas production was sold to Phoenix Diversified and Cabot Oil & Marketing Corporation, respectively, and about $50,074 or 100% of the Partnership's oil production was sold to the American Refining Group. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2000 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2000, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.


         Producing wells:
                                                        Gross           Net
                                                        -----          -----
                  Oil Wells.................................1                1
                  Gas Wells................................60             48.3
                  Producing acres.......................6,086            4,898

-------------

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:


                                                   YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------------
                                   2000         1999         1998         1997         1996
                                ----------   ----------   ----------   ----------   ----------

Production:
Oil and Condensate (bbl)             1,861        1,790        2,049        2,158        1,598
Gas (Mcf)                          141,004      118,204      114,667      121,542      129,675
Average Price of Sales:
Oil and Condensate (bbl)             26.91        15.63        12.14        18.50        19.45
Gas (Mcf)                             3.57         2.48         2.95         3.11         2.43
Production Expense per Dollar
    Of Operating Revenue              0.43         0.47         0.51         0.46         0.44


OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company,L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                           Proved Developed
     As of          --------------------------------
     12-31          Oil (bbls)          Gas (Mcf)
     -----          ----------      ----------------

     1996             19,500           2,535,000
     1997             21,000           2,384,000
     1998             17,700           2,165,400
     1999             21,460           1,954,600
     2000             20,400           2,321,540

         The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):


                                       Proved Developed
                                     --------------------
     As of          Future Net         Present Value of
     12-31           Revenue          Future Net Revenue
     -----          ----------       --------------------

     1996          $ 3,967,000          $  1,578,300
     1997            3,351,400             1,288,800
     1998            2,708,600             1,009,000
     1999            3,051,300             1,368,500
     2000           19,003,750             7,413,300

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

         Since January 1, 2000, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2000 for vote by the holders of Partnership Units.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 15, 2001, there were 956 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2000 aggregated $39,242. Aggregate cash distributions to the holders of the Units as of December 31, 2000, is $1,828,701.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Registrant is a "small business issuer" as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2001, Management acts as the Managing General Partner in a total of 47 limited partnerships and joint ventures, of which 5 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have about 180 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 53, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 48, has been a Director, Executive Vice President and Treasurer of Management since August 1985. She is also a Director, Executive Vice President, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 41, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 68, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2000, the allocation of general and administrative expenses to the Partnership was approximately $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of March 16, 2000, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.



                                                                               NUMBER
         NAME AND ADDRESS OF BENEFICIAL OWNER                                 OF UNITS             PERCENT
         ------------------------------------                                 --------             -------

         PrimeEnergy Management Corporation
                  One Landmark Square
                  Stamford, CT 06901.............................               1,171                7.46%

         PrimeEnergy Corporation
                  One Landmark Square
                  Stamford, CT 06901.............................               3,261               20.77%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner. PrimeOperating Company was paid, in 2000, well operating fees ranging from about $467 to $647 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2000 and 1999, the Partnership paid an aggregate of $147,899 and $103,521, respectively, in such fees and expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report:

             1. Financial Statements (Index to the Financial Information at page
                F-1)

             2. Financial Statement Schedules:
                Schedule V  Property and Equipment - Oil and Gas Properties
                Schedule VI Accumulated Depreciation, Depletion and Amortization
                            - Oil and Gas Properties

             3. Exhibits:

                (3) Form of Agreement of Limited Partnership of Sterling Drilling Fund 1983-2 (Incorporated by reference to Exhibit
                     (3) of Sterling Drilling Fund 1983-2 Form 10-K for the year ended December 31, 1994.)

                (23) Consent of Ryder Scott Company, L.P. (filed herewith)


         (b) Reports on Form 8-K:

                No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                           Sterling Drilling Fund 1983-2, L.P.
                           By: PrimeEnergy Management Corporation
                               Managing General Partner

                           By: /s/ Charles E. Drimal Jr.
                               ------------------------------------------------
                               Charles E. Drimal, Jr.
                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28th day of March, 2001.



/s/ Charles E. Drimal Jr.                       Director and President,
--------------------------------------          PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.                          The Principal Executive Officer



/s/ Beverly A. Cummings                         Director, Executive Vice President and Treasurer,
--------------------------------------          PrimeEnergy Management Corporation;
Beverly A. Cummings                             The Principal Financial and Accounting Officer


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



                                                                                  Page No.
                                                                                  --------

Selected Financial Data                                                             F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                           F-2

Report of Independent Public Accountants                                            F-5

Financial Statements:

       Balance Sheets, December 31, 2000 and 1999                                   F-6

       Statements of Operations for the Years Ended December 31,
       2000, 1999 and 1998                                                          F-7

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 2000, 1999 and 1998                                       F-8

       Statements of Cash Flow for the Years Ended December 31,
       2000, 1999, and 1998                                                         F-9

       Notes to Financial Statements                                                F-10

Schedules:

       V  -   Property and Equipment - Oil and Gas Properties for
              the Years Ended December 31, 2000, 1999 and 1998                      F-18

       VI -   Accumulated Depreciation, Depletion, and Amortization -
              Oil and Gas Properties for the Years Ended December 31,
              2000, 1999 and 1998                                                   F-19

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


                                     Year Ended December 31, (000's omitted)
                                 ------------------------------------------------
                                  2000      1999       1998       1997      1996
                                 ------    ------     ------     ------    ------

Revenues:                           553       321        364        431       350
Net Income(Loss)
  Limited Partners                  104       (23)      (0.2)        33        (4)
  General Partners                   44         5         11         22        12
  Per equity unit                  6.61     (1.47)     (0.02)      2.10     (0.23)
Total assets                      1,321     1,224      1,292      1,331     1,327
Cash Distributions:
  Limited Partners                   39        39         39         39        39
  General Partners                   11        11         11         12        12
  Limited partners as a %
   of original contribution        0.25%     0.25%      0.25%      0.25%     0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2000, the General partners have distributed $1,828,701 or 11.65%, of original Limited Partner capital contributions, to the Limited Partners.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000, was approximately $as compared to the discounted reserves as of December 31, 1999, which were approximately $1,368,563. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that can not be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been in the $5.00 range. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

         Since January 1, 2000, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December, 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

         3. Results of operations:

         2000 compared to 1999

         The Partnership experienced changes in gas and oil production 118,204 MCF and 1,790 barrels in 1999 to 141,004 MCF and 1,861 barrels in 2000. The partnership received a significantly higher average price per MCF and per barrel from $2.48 and $15.63 in 1999 to $3.57 and $26.91 in 2000. The combination of positive production and prices changes contributed to overall operating revenue to increase from $321,377 in 1999 to $553,449 in 2000. The Partnership also received $12,395 as part of a one time settlement from a class action lawsuit it participated in.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. The expenditures made in 1999 were for the general upkeep and maintenance of the Partnership's wells. Occasionally the Partnership will expend additional funds on light repairs or capital improvements, which the operator has deemed necessary. The operator expended funds on capital improvements in the amount of $87,732. These repairs and capital expenditures are considered an appropriate means to increase, sustain or halt changes in production. These repairs as well as the additional or replacement equipment contributed to additional production operating cost incurred during 2000.
The Partnership's production expenses increased from $150,423 in 1999 to $231,866 in 2000.

         General and administrative costs remained relatively unchanged from $126,852 in 1999 to $123,270 in 2000. The stable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 1999 or 2000. The overall Partnership depreciation and depletion expense was consistent with the current basis in the Partnership properties and the rates applied.

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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 1,2001

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999







                                                                        2000            1999
                                                                    ------------    ------------


                                             Assets
Current Assets:
  Cash and cash equivalents (Note 2)                                $    154,612    $     75,872
  Due from affiliate (Note 6)                                             38,446          39,003
                                                                    ------------    ------------
     Total Current Assets                                                193,058         114,875
                                                                    ------------    ------------

Oil and Gas Properties - successful efforts method (Note 3) -
  (Schedules V and VI):
  Leasehold costs                                                        497,639         497,639
  Wells and related facilities                                        13,034,260      12,946,528
                                                                    ------------    ------------
      Total                                                           13,531,899      13,444,167
  Less - Accumulated depreciation, depletion                         (12,403,819)    (12,335,303)
                                                                    ------------    ------------
   and amortization
                                                                       1,128,080       1,108,864
                                                                    ------------    ------------

     Total Assets                                                   $  1,321,138    $  1,223,739
                                                                    ============    ============



                                 Liabilities and Partners' Equity

     Total Current Liabilities                                      $         --    $         --
                                                                    ------------    ------------

Partners' Equity:
  Limited partners                                                     1,281,564       1,216,998
  General partners                                                        39,574           6,741
                                                                    ------------    ------------
     Total Partners' Equity                                            1,321,138       1,223,739
                                                                    ------------    ------------

     Total Liabilities and Partners' Equity                         $  1,321,138    $  1,223,739
                                                                    ============    ============


  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                      2000                                 1999                                1998
                          --------------------------------   ---------------------------------   ---------------------------------
                           Limited   General                 Limited      General                 Limited     General
                           Partners  Partners      Total     Partners     Partners     Total      Partners    Partners    Total
                          ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Revenues:
  Operating revenues      $ 423,389  $ 130,060   $ 553,449   $ 245,853   $  75,524   $ 321,377   $ 278,241   $  85,473   $ 363,714
  Interest                    5,309        493       5,802       2,686         249       2,935       3,787         352       4,139
  Other (Note 10)             9,482      2,913      12,395       1,854         570       2,424          --          --          --
                          ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Total Revenues         438,180    133,466     571,646     250,393      76,343     326,736     282,028      85,825     367,853
                          ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Costs and Expenses:
  Production expenses       177,377     54,489     231,866     115,074      35,349     150,423     130,738      40,162     170,900
  Depreciation,
   depletion and
   amortization              62,692      5,824      68,516      61,359       5,700      67,059      56,378       5,237      61,615
  General and
   administrative
   expenses (Note 7)         94,302     28,968     123,270      97,042      29,810     126,852      95,176      29,237     124,413
                          ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

    Total Expenses          334,371     89,281     423,652     273,475      70,859     344,334     282,292      74,636     356,928
                          ---------  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Net Income (Loss)    $ 103,809  $  44,185   $ 147,994   $ (23,082)  $   5,484   $ (17,598)  $    (264)  $  11,189   $  10,925
                          =========  =========   =========   =========   =========   =========   =========   =========   =========

  Net Income (Loss) Per
   Equity Unit (Note 2)   $    6.61                          $   (1.47)                          $    (.02)
                          =========                          =========                           =========






  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998






                                Limited        General
                                Partners       Partners        Total
                               -----------    -----------    -----------

Balance at December 31, 1997   $ 1,318,829    $    12,525    $ 1,331,354

Partners' Contributions                 --            113            113

Distributions to partners          (39,242)       (11,497)       (50,739)

Net Income (Loss)                     (264)        11,189         10,925
                               -----------    -----------    -----------

Balance at December 31, 1998     1,279,323         12,330      1,291,653

Partners' contributions                 --            112            112

Distributions to partners          (39,243)       (11,185)       (50,428)

Net Income (Loss)                  (23,082)         5,484        (17,598)
                               -----------    -----------    -----------

Balance at December 31, 1999     1,216,998          6,741      1,223,739

Partners' contributions                 --            113            113

Distributions to partners          (39,243)       (11,465)       (50,708)

Net Income                         103,809         44,185        147,994
                               -----------    -----------    -----------

Balance at December 31, 2000   $ 1,281,564    $    39,574    $ 1,321,138
                               ===========    ===========    ===========





  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998






                                               2000         1999         1998
                                            ---------    ---------    ---------

Cash Flows From Operating Activities:
 Net income (loss)                          $ 147,994    $ (17,598)   $  10,925
 Adjustments to reconcile net (loss) to
  net cash provided by operating
  activities:
   Depreciation, depletion and
    Amortization                               68,516       67,059       61,615
   Changes in Assets and Liabilities:
   (Increase) decrease due from
    affiliates                                    557          507      (39,510)
    Increase in due to affiliates                  --           --       48,737
                                            ---------    ---------    ---------

      Net Cash Provided by Operating
       Activities                             217,067       49,968       81,767
                                            ---------    ---------    ---------

Cash Flows From Investing Activities:
  Equipment purchases                         (87,732)     (12,334)          --
                                            ---------    ---------    ---------

Cash Flows From Financing Activities:
  Partners' contributions                         113          112          113
  Distributions to partners                   (50,708)     (50,428)     (50,739)
                                            ---------    ---------    ---------
     Net Cash Used in Financing
      Activities                              (50,595)     (50,316)     (50,626)
                                            ---------    ---------    ---------

Net increase (decrease) in cash and cash
 equivalents                                   78,740      (12,682)      31,141

Cash and cash equivalents at beginning of
 year                                          75,872       88,554       57,413
                                            ---------    ---------    ---------

Cash and cash equivalents at end of year    $ 154,612    $  75,872    $  88,554
                                            =========    =========    =========




  The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

                        DECEMBER 31, 2000, 1999 AND 1998




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

                        DECEMBER 31, 2000, 1999 AND 1998




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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2000, 1999 and 1998:


                                                 2000       1999       1998
                                              --------   --------   --------

Average sales price per MCF of gas            $   3.57   $   2.48   $   2.95
Average sales price per BBL of oil            $  26.91   $  15.63   $  12.14
 and other liquids
Production expense per dollar of              $   0.43   $   0.47   $   0.51
 operating revenue

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2001. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 2000, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.


                                                (Unaudited)
                                       ----------------------------
                                         GAS (MCF)       OIL (BBL)
                                       ------------    ------------

Reserves as of December 31, 1997          2,384,111          21,009
Revisions of previous estimates            (103,995)         (1,239)
Production                                 (114,667)         (2,049)
                                       ------------    ------------

Reserves as of December 31, 1998          2,165,449          17,721
Revisions of previous estimates             (92,642)          5,532
Production                                 (118,204)         (1,790)
                                       ------------    ------------

Reserves as of December 31, 1999          1,954,603          21,463
Revisions of previous estimates             507,945             784
Production                                 (141,004)         (1,861)
                                       ------------    ------------

Reserves as of December 31, 2000          2,321,544          20,386
                                       ============    ============


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2000, 1999 and 1998. If the additional provision had been computed based on the limited partners' interest in capitalized costs and estimated future net revenues, rather than on the basis of total Partnership interests, the limited partners income would not have been reduced.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:



                                                        Limited        General
                                                        Partners       Partners
                                                        ---------      -------
Participation in Costs:
  Sales commissions and dealer manager fees                100.0%          --%
   in excess of the $50,000 paid by PEMC
  Offering costs other than $75,000
   paid by the Partnership and the
   Sterling Drilling Fund 1983-1, L.P.                        --%       100.0%
  Management fee                                           100.0%          --%
  Lease acquisition costs                                   91.5%         8.5%
  Drilling and completion costs                             91.5%         8.5%
  General and administrative expenses                       76.5%        23.5%
  Production operator's fee                                 76.5%        23.5%
  Operating expenses                                        76.5%        23.5%
  All other costs                                           91.5%         8.5%

Participation in Revenues:
  Sale of production                                        76.5%        23.5%
  Sale of properties                                        91.5%         8.5%
  Sale of equipment                                         91.5%         8.5%
  All other revenues                                        91.5%         8.5%




(6)      Transactions With Affiliates:

         (a) The receivable from affiliates at December 2000 and 1999 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $467 for each producing gas well and $647 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(6)      Transactions With Affiliates - (Cont'd):

         percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2000, 1999 and 1998, $132,107, $84,742, and
         $121,816 of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2000, $25,927 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2000, 1999, 1998 for which it was billed $15,790, $18,779, and $7,575 respectively.

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

         During 2000, 1999 and 1998, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,000, for each year.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income (loss) reported in the accompanying financial statements:


                                        Year Ended December 31,
                                   -----------------------------------
                                      2000         1999         1998
                                   ---------    ---------    ---------
Net income as reported
 on the Partnership's
 federal income tax
 return                            $ 125,134    $  34,690    $  68,484

Recompletion costs reported
 differently for financial
 reporting purposes and for
 income tax reporting
 purposes                             87,732       12,335           --

Depreciation, depletion and
 amortization for income
 tax purposes in excess
 of (less than) financial
 reporting amount                    (64,872)     (64,623)     (57,559)
                                   ---------    ---------    ---------
Net income (loss) per
 accompanying financial
 statements                        $ 147,994    $ (17,598)   $  10,925
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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998




(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


Purchaser                       2000         1999         1998
                             ----------   ----------   ----------

Phoenix Diversified          $  422,078   $  234,637   $  294,607
Cabot                        $   74,873   $   52,100   $   51,167
American Refining Group      $   53,445   $   27,985   $   24,627

         The Partnership renewed its gas purchase contracts in December, 2000 resulting in a fixed price for one year.


(10)     Other Revenue:

         In 2000 the Partnership was a member of Class of Oil Producers involved in litigation alleging that the principal refiners of Penn Grade crude engaged in a conspiracy to fix, lower, maintain and stabilize the purchase prices of crude purchased by the refiners from the oil producers. The Partnership received this amount pursuant to the Settlement Agreement of this litigation.

         In 1999 other revenue represents settled claims against Columbia Gas Transmission Corp. (Columbia) arising from amounts due from Columbia when they declared bankruptcy. No significant additional claims are expected concerning this matter.

                                                                      SCHEDULE V

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998






                                  Balance at                                               Balance
                                  Beginning     Additions                     Other        at End
                                   of Year       at Cost     Retirements     Changes      of Year
                                 -----------   -----------   -----------   -----------   -----------

Year Ended December 31, 2000:
  Leasehold costs                $   497,639   $        --   $        --   $        --   $   497,639
  Wells and related facilities    12,946,528        87,732            --            --    13,034,260
                                 -----------   -----------   -----------   -----------   -----------
                                 $13,444,167   $    87,732   $        --   $        --   $13,531,899
                                 ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1999:
  Leasehold costs                $   497,639   $        --   $        --   $        --   $   497,639
  Wells and related facilities    12,934,194        12,334            --            --    12,946,528
                                 -----------   -----------   -----------   -----------   -----------
                                 $13,431,833   $    12,334   $        --   $        --   $13,444,167
                                 ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1998:
  Leasehold costs                $   497,639   $        --   $        --   $        --   $   497,639
  Wells and related facilities    12,934,194            --            --            --    12,934,194
                                 -----------   -----------   -----------   -----------   -----------
                                 $13,431,833   $        --   $        --   $        --   $13,431,833
                                 ===========   ===========   ===========   ===========   ===========

                                                                     SCHEDULE VI

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998







                                       Balance at   Charges to                                  Balance
                                       Beginning    Costs and                     Other          at End
                                        of Year      Expenses     Retirements    Changes        of Year
                                      -----------   -----------   -----------   -----------   -----------

Year Ended December 31, 2000:
  Wells and related facilities        $11,845,905   $    68,044   $        --   $        --   $11,913,949
  Leasehold costs                         489,398           472            --            --       489,870
                                      -----------   -----------   -----------   -----------   -----------
                                      $12,335,303   $    68,516   $        --   $        --   $12,403,819
                                      ===========   ===========   ===========   ===========   ===========

Year Ended December 31, 1999:
  Wells and related facilities        $11,779,344   $    66,561   $        --   $        --   $11,845,905
  Leasehold costs                         488,900           498            --            --       489,398
                                      -----------   -----------   -----------   -----------   -----------
                                      $12,268,244   $    67,059   $        --   $        --   $12,335,303
                                      ===========   ===========   ===========   ===========   ===========

Year ended December 31, 1998:
  Wells and related facilities        $11,718,191   $    61,153   $        --   $        --   $11,779,344
  Leasehold costs                         488,438           462            --            --       488,900
                                      -----------   -----------   -----------   -----------   -----------
                                      $12,206,629   $    61,615   $        --   $        --   $12,268,244
                                      ===========   ===========   ===========   ===========   ===========


                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        ------------


(3)            Form Agreement of Limited Partnership of Sterling-Fuel Resources
               Drilling Fund 1983-1 (now Sterling Drilling Fund 1983-2, L.P.)
               (incorporated by reference to Exhibit (3) of Sterling Gas
               Drilling Fund 1983-2, L.P., Form 10-K for the year ended December
               31, 1994)

(23)           Consent of Ryder Scott Company, L.P. (filed herewith)