Form 10-Q
period 2001-03-31
STERLING DRILLING FUND 1983-2
filed 2001-05-11
CIK 722439


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

Balance Sheets - March 31, 2001 and December 31, 2000.

Statements of Operations for the Three Months Ended March 31, 2001 and 2000 .

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2001 and 2000.

Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity:

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of March 31, 2001, the General Partners have distributed $1,828,700.50 or 11.65% of original Limited Partner capital contributions to the Limited Partners.

The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2000, was approximately $7,413,300 as compared to the discounted reserves as of December 31, 1999, which were approximately $1,368,500 The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices


during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first quarter of 2001 has been from $4.67 to $10.69 with an average of $6.42. The recent futures market prices have been around the $4.50 mark. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

  Capital Resources -

  The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

  During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2 Limited Partnership has been included in the Farmout Agreement. Pursuant to this agreement, CNR has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. Since CNR did not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.

  Results of Operations:

The Partnership experienced a significant increase in its gas production and a very minor increase in its oil production, from 33,531 MCF in 2000 to 39,353 MCF in 2001. The average price per MCF received for gas sold was $3.29 in 2000 and $5.89 in 2001. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. The combination of higher gas production , stable oil production and higher average price per MCF and barrel resulted in an increase in operating revenue from $124,550 in 2000 to $247,488 in 2001. The operator determined that supplementary capital repairs were necessary to maintain various well's production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. Production expenses increased from $56,267 in 2000 to $97,607 in 2001. The current production expenses are higher as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated the supplementary repairs and recompletions.

Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 2000 and 2001 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.


The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2000 or during the first three months of 2001. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

May 2, 2001
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$173,712	$154,612
Due from affiliates	93,595	38,446
Due from others	0	0
	----------------	-----------------
Total current assets	267,307	193,058
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,081,948	13,034,260
Less accumulated depreciation, depletion and
amortization	(12,420,662)	(12,403,819)
	-----------------	-----------------
	1,158,925	1,128,080
	-----------------	-----------------
Total assets	$1,426,232	$1,321,138
	==========	==========
Partners' equity
Limited partners	$1,359,435	$1,281,564
General partners	66,797	39,574
	-----------------	-----------------
Total partners' equity	$1,426,232	$1,321,138
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$189,328	58,160	$247,488
Interest income	1,613	495	2,108
	-----------	-----------	-----------
Total Revenue	190,941	58,655	249,596
	-----------	-----------	-----------

Costs and Expenses:
Production expense	74,669	22,938	97,607
General and administrative to a related party	19,278	5,922	25,200
General and administrative	3,712	1,140	4,852
Depreciation, depletion and amortization	15,411	1,432	16,843
	-----------	-----------	-----------
Total Costs and Expenses	113,070	31,432	144,502
	-----------	-----------	-----------
Net Income	$77,871	27,223	$105,094
	=======	=======	=======
Net Income per equity unit	$4.96
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$95,281	29,269	$124,550
Interest income	1,284	119	1,403
	------------	-----------	-----------
Total Revenue	96,565	29,388	125,953
	------------	-----------	-----------

Costs and Expenses:
Production expense	43,044	13,223	56,267
General and administrative to a related party	19,124	5,875	24,999
General and administrative	5,116	1,572	6,688
Depreciation, depletion and amortization	14,928	1,387	16,315
	-----------	----------	----------
Total Costs and Expenses	82,212	22,057	104,269
	-----------	----------	----------
Net Income/(Loss)	$14,353	7,331	$21,684
	=======	=======	=======
Net Income/(Loss) per equity unit	$0.91
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 1999	$1,216,998	$6,741	$1,223,739
Partners' contributions	0	113	113
Distributions to partners	(39,243)	(11,465)	(50,708)
Net Income(Loss)	103,809	44,185	147,994
	--------------	--------------	-------------
Balance at December 31, 2000	1,281,564	39,574	1,321,138
Net Income(Loss)	77,871	27,223	105,094
	--------------	--------------	-------------
Balance at March 31, 2001	$1,359,435	$66,797	$1,426,232
	=========	=========	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2001	Three months Ended March 31, 2000

Net cash provided by(used in) operating activities	$66,788	$55,765
	----------	----------

Cash flows from financing activities:
Partners contributions	0	0
Distribution to partners	0	0
	----------	----------
Net cash used in financing activities	0	0
	----------	----------
Cash flows from investing activities:
Investments in wells and well
Related facilities	(47,688)	(36,062)
	----------	----------
Net cash (used by) investing activities	(47,688)	(36,062)
	----------	----------

Net increase (decrease) in cash and cash equivalents	$19,100	$19,703
Cash and cash equivalents at beginning of period	154,612	75,872
	----------	----------
Cash and cash equivalents at end of period	$173,712	$95,575
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

March 31, 2001

1. The accompanying statements for the period ending March 31, 2001, are unaudited but reflect all adjustments necessary to present fairly the results of operations.