Form 10-Q
period 2001-06-30
STERLING DRILLING FUND 1983-2
filed 2001-08-09
CIK 722439


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

Balance Sheets - June 30, 2001 and December 31, 2000.

Statements of Operations for the Six and Three Months Ended June 30, 2001 and 2000 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2001 and 2000.

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2001, the General Partners have distributed $1,828,700.50 or 11.65% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices


during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range of spot prices during the first six months of 2001 has been from $3.21 to $10.69 with an average of $5.34. The Partnership actually received an average price for gas sold of $5.81 during the first six months of 2001..While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.

  Capital Resources -

  The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

  During May 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2 Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect until May 1, 2003. Sterling Gas Drilling Fund 1981's share of the acreage bonus was $16,335. There is no guarantee that EAE will exercise their rights under this agreement. After this contract terminates, PrimeEnergy will attempt to find other parties interested in the Partnership's acreage, however there is no guarantee that a new agreement will be made. This opportunity may come up again over the next few years, PrimeEnergy will continue to purse this type of potential revenue if feasible.

  Results of Operations

The Partnership experienced minor decline in its gas and oil production, from 75,786 MCF and 1,160 BBLS in 2000 to 73,136 MCF and 985 BBLS in 2001. The average price per MCF received for gas sold was $3.24 in 2000 and $5.81 in 2001. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. The combination of higher average price per MCF and only a ten cents per barrel lower price combined with relatively stable production resulted in an increase in operating revenue from $274,387 in 2000 to $449,651 in 2001. During late 2000 and the year 2001, the operator determined that supplementary capital repairs were necessary to help maintain various well's production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. Production expenses increased from $120,577 in 2000 to $183,109 in 2001. Production expenses, during 2000, were limited to normal maintenance and upkeep of the wells and well sites. The current production expenses were higher as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated with the supplementary repairs and recompletions.


The Partnerships other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest. The amount of the cash bonus paid to the partnership is $16,335.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in 2000 or during the first half of 2001. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, JR
General Partner

August 8,2001
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	June 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$162,965	$154,612
Due from affiliates	0	38,446
Due from others	107,698	0
	--------------	-----------------
Total Current Assets	270,663	193,058
	--------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,084,008	13,034,260
Less accumulated depreciation, depletion and
amortization	(12,437,505)	(12,403,819)
	---------------	-----------------
	1,144,142	1,128,080
	---------------	-----------------
Total Assets	$1,414,805	$1,321,138
	=========	==========
Partners' equity
Limited partners	$1,350,098	$1,281,564
General partners	64,707	39,574
	---------------	-----------------
Total Partners' Equity	$1,414,805	$1,321,138
	=========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$343,983	105,668	$449,651
Other Income	14,947	1,388	16,335
Interest income	3,830	356	4,186
	-----------	-----------	-----------
Total Revenue	362,760	107,412	470,172
	-----------	-----------	-----------

Costs and Expenses:
Production expense	140,078	43,031	183,109
General and administrative to a related party	38,556	11,844	50,400
General and administrative	6,284	1,931	8,215
Depreciation, depletion and amortization	30,823	2,863	33,686
	-----------	-----------	-----------
Total Costs and Expenses	215,741	59,669	275,410
	-----------	-----------	-----------
Net Income	$147,019	47,743	$194,762
	=======	=======	=======
Net Income per equity unit	$9.37
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$209,906	64,481	$274,387
Other Income	0	0	0
Interest income	2,389	222	2,611
	-----------	-----------	-----------
Total Revenue	212,295	64,703	276,998
	-----------	-----------	-----------

Costs and Expenses:
Production expense	92,241	28,336	120,577
General and administrative to a related party	38,248	11,750	49,998
General and administrative	14,745	4,530	19,275
Depreciation, depletion and amortization	29,856	2,774	32,630
	-----------	-----------	-----------
Total Costs and Expenses	175,090	47,390	222,480
	-----------	-----------	-----------
Net Income/(Loss)	$37,205	17,313	$54,518
	=======	=======	=======
Net Income/(Loss) per equity unit	$2.37
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$154,655	47,508	$202,163
Other income	14,947	1,388	16,335
Interest income	2,217	(139)	2,078
	----------	---------	---------
Total Revenue	171,819	48,757	220,576
	----------	---------	---------

Costs and Expenses:
Production expense	65,409	20,093	85,502
General and administrative to a related party	19,278	5,922	25,200
General and administrative	2,572	791	3,363
Depreciation, depletion and amortization	15,412	1,431	16,843
	----------	---------	---------
Total Costs and Expenses	102,671	28,237	130,908
	----------	---------	---------
Net Income	$69,148	20,520	$89,668
	=======	=======	=======
Net Income per equity unit	$4.41
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$114,625	35,212	$149,837
Interest income	1,105	103	1,208
	-----------	----------	----------
Total Revenue	115,730	35,315	151,045
	-----------	----------	----------

Costs and Expenses:
Production expense	49,197	15,113	64,310
General and administrative to a related party	19,124	5,875	24,999
General and administrative	9,629	2,958	12,587
Depreciation, depletion and amortization	14,928	1,387	16,315
	-----------	----------	----------
Total Costs and Expenses	92,878	25,333	118,211
	-----------	----------	----------
Net Income/(Loss)	$22,852	9,982	$32,834
	======	======	======
Net Income/(Loss) per equity unit	$1.46
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,281,564	39,574	$1,321,138
Partners' Contributions	0	225	225
Cash Distributions	(78,485)	(22,835)	(101,320)
Net Income(Loss)	147,019	47,743	194,762
	-------------	-------------	-------------
Balance at end of period	$1,350,098	64,707	$1,414,805
	========	========	=========

Six Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,216,998	6,741	$1,223,739
Partners' Contributions	0	0	0
Cash Distributions	(39,242)	(11,466)	(50,708)
Net Income(Loss)	37,205	17,313	54,518
	-------------	-------------	-------------
Balance at end of period	$1,214,961	17,313	$1,227,549
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,359,435	66,797	$1,426,232
Partners' Contributions	0	225	225
Cash Distributions	(78,485)	(22,835)	(101,320)
Net Income(Loss)	69,148	20,520	89,668
	-------------	-------------	-------------
Balance at end of period	$1,350,098	64,707	$1,414,805
	========	========	========

Three Months Ended June 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,231,351	14,072	$1,245,423
Cash Distributions	(39,242)	(11,466)	(50,708)
Net Income(Loss)	22,852	9,982	32,834
	-------------	-------------	-------------
Balance at end of period	$1,214,961	12,588	$1,227,549
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2001	Six months Ended June 30, 2000

Net cash provided by operating activities	$159,196	$70,810
	----------	----------

Cash flows from financing activities:
Partners' contributions	225	0
Distribution to partners	(101,320)	(50,708)
	----------	----------
Net cash used in financing activities	(101,095)	(50,708)
	----------	----------
Cash flows from investing activities:
Investments in wells and well	0	0
Related facilities	(49,748)	(42,177)
	----------	----------

Net cash used by investing activities	(49,748)	(42,177)
	----------	----------
Net increase (decrease) in cash and cash equivalents	8,353	(22,075)
Cash and cash equivalents at beginning of period	154,612	75,872
	----------	----------
Cash and cash equivalents at end of period	$162,965	$53,797
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

June 30, 2001

1. The accompanying statements for the period ending June 30, 2001, are unaudited but reflect all adjustments necessary to present fairly the results of operations.