Form 10-Q
period 2001-09-30
STERLING DRILLING FUND 1983-2
filed 2001-11-13
CIK 722439


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

Balance Sheets - September 30, 2001 and December 31, 2000.

Statements of Operations for the Nine and Three Months Ended September 30, 2001 and 2000 .

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2001 and 2000.

Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2001, the General Partners have distributed $1,828,700.50 or 11.65% of original Limited Partner capital contributions to the Limited Partners.

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

<Page 3>

In accordance with FASB Statement No. 69, December 31, 2000 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The range during the first nine months of 2001 has been from $1.82 to $10.69 with an average of $4.47. The three month average from July to September 2001 was $2.73. The Partnership actually received an average price for gas sold of $5.52 during the first nine months of 2001. The majority of the Partnership's gas revenue is sold under a gas contract which started December 1, 2000 and will end November 30, 2001. The Partnership will have no problem selling its gas after the contract ends, but the gas produced will most likely be sold at a price that reflects the current market conditions.

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

  During May 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2 Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect until May 1, 2003. Sterling Drilling Fund 1983-2's share of the acreage bonus was $16,335. There is no guarantee that EAE will exercise their rights under this agreement.

  PrimeEnergy Management is currently negotiating a similar Farmout Agreeement covering approximetly 6,000 acres in Roane County, West Virginia. Partnership acreage may be included in this farmout. If this farmout is not completed PrimeEnergy will attempt to find other parties interested in the Partnership's acreage, however there is no guarantee that a new agreement will be made. This opportunity may come up again over the next few years, PrimeEnergy will continue to purse this type of potential revenue if feasible.

  <Page 4>

  Results of Operations -

The Partnership experienced slight declines in both its gas and oil production, from 107,627 MCF and 1590 BBLS in 2000 to 106,493 MCF and 1,355 BBLS in 2001. The average price per MCF received for gas sold was $3.29 in 2000 and $5.52 in 2001. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. The combination of higher average gas prices and stable oil and gas production resulted in an increase in operating revenue $395,942 in 2000 to $620,657 in 2001. The operator determined that supplementary repairs were necessary to maintain various well's production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. These workover expenses totaled $49,630.63 which was included in the current quarter's lease operating total. Overall production costs increased from $172,790 in 2000 to $236,773 in 2001.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2000 or during the first nine months of 2001. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

November 8, 2001
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$268,451	$154,612
Due from affiliates	90,493	38,446
Due from others	0	0
	-------------	-------------
Total current assets	358,944	193,058
	------------	-------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,034,260	13,034,260
less accumulated depreciation, depletion and
Amortization	(12,454,348)	(12,403,819)
	---------------	---------------
	1,077,551	1,128,080
	---------------	---------------
Total assets	$1,436,495	$1,321,138
	=========	=========
Partners' equity
Limited partners	$1,364,430	$1,281,564
General partners	72,065	39,574
	---------------	---------------
Total partners' equity	$1,436,495	$1,321,138
	=========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$474,803	145,854	$620,657
Interest income	5,453	507	5,960
Other income	14,947	1,388	16,335
	-----------	-----------	-----------
Total Revenue	495,203	147,749	642,952
	-----------	-----------	-----------

Costs and Expenses:
Production expense	219,189	67,332	286,521
General and administrative to a related party	57,834	17,766	75,600
General and administrative	10,596	3,255	13,851
Depreciation, depletion and amortization	46,233	4,295	50,528
	-----------	-----------	-----------
Total Costs and Expenses	333,852	92,648	426,500
	-----------	-----------	-----------
Net Income	$161,351	55,101	$216,452
	=======	=======	=======
Net Income per equity unit	$10.28
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$302,896	93,046	$395,942
Interest income	3,472	323	3,795
	-----------	-----------	-----------
Total Revenue	306,368	93,369	399,737
	-----------	-----------	-----------

Costs and Expenses:
Production expense	132,184	40,606	172,790
General and administrative to a related party	57,373	17,624	74,997
General and administrative	14,619	4,491	19,110
Depreciation, depletion and amortization	44,786	4,160	48,946
	-----------	-----------	-----------
Total Costs and Expenses	248,962	66,881	315,843
	-----------	-----------	-----------
Net Income/	$57,406	26,488	$83,894
	=======	=======	=======
Net Income per equity unit	$3.66
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$130,820	40,186	$171,006
Interest income	1,623	151	1,774
	---------	--------	--------
Total Revenue	132,443	40,337	172,780
	---------	--------	--------

Costs and Expenses:
Production expense	79,110	24,302	103,412
General and administrative to a related party	19,278	5,922	25,200
General and administrative	4,312	1,324	5,636
Depreciation, depletion and amortization	15,411	1,431	16,842
	---------	--------	--------
Total Costs and Expenses	118,111	32,979	151,091
	---------	--------	--------
Net Income	$14,332	7,358	$21,689
	=======	======	======
Net Income per equity unit	$.91
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$92,990	28,565	$121,555
Interest income	1,083	101	1,184
	---------	--------	--------
Total Revenue	94,073	28,666	122,739
	---------	--------	--------

Costs and Expenses:
Production expense	39,943	12,270	52,213
General and administrative to a related party	19,125	5,874	24,999
General and administrative	(126)	(39)	(165)
Depreciation, depletion and amortization	14,930	1,386	16,316
	---------	--------	--------
Total Costs and Expenses	73,872	19,491	93,363
	---------	--------	--------
Net Income	$20,201	9,175	$29,376
	======	======	======
Net Income per equity unit	$1.29
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,281,564	39,574	$1,321,138
Partner's Contributions	0	225	225
Cash Distributions	(78,485)	(22,835)	(101,320)
Net Income	161,351	55,101	216,452
	------------	-----------	-----------
Balance at end of period	$1,364,430	72,065	$1,436,495
	=======	=======	=======

Nine Months Ending September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,216,998	6,741	$1,223,739
Partner's Contributions	0	113	113
Cash Distributions	(39,242)	(11,466)	(50,708)
Net Income	57,406	26,488	83,894
	------------	------------	------------
Balance at end of period	$1,235,162	21,876	$1,257,038
	=======	=======	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,350,098	64,707	$1,414,805
Partners' Contribution
Net Income	14,332	7,358	21,689
	------------	------------	------------
Balance at end of period	$1,364,430	72,065	$1,436,495
	=======	=======	=======

Three Months Ending September 30, 2000

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,214,961	12,588	$1,227,549
Partners' Contribution	0	113	113
Net Income	20,201	9,175	29,376
	------------	------------	------------
Balance at end of period	$1,235,162	21,876	$1,257,038
	=======	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2001	Nine months Ended September 30, 2000

Net cash provided by(used in) operating activities	$214,934	$128,886
	----------	----------

Cash flows from financing activities:
Partners contributions	225	113
Distribution to partners	(101,320)	(50,708)
	----------	----------
Net cash used in financing activities	(101,095)	(50,595)
	----------	----------
Cash flows from investing activities:
Investments in wells and well
Related facilities	0	(42,954)
	----------	----------
	0
Net cash (used by) investing activities		(42,954)
	----------	----------

Net increase (decrease) in cash and cash equivalents	113,839	35,337
Cash and cash equivalents at beginning of period	154,612	75,872
	----------	----------
Cash and cash equivalents at end of period	$268,451	$111,209
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

September 30, 2001

1. The accompanying statements for the period ending September 30, 2001, are unaudited but reflect all adjustments necessary to present fairly the results of operations.