Form 10-K
period 2001-12-31
STERLING DRILLING FUND 1983-2
filed 2002-03-28
CIK 722439

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES X NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

    The number of Units of the Registrant outstanding as of March 15, 2002, was: 15,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

                       STERLING DRILLING FUND 1983-2, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

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

         During 2001, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2002, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

                  During early 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy. (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2 Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001 and will be in effect till May 1, 2003. If EAE does not exercise their rights under this agreement PrimeEnergy will attempt to find other parties interested in this acreage, however there is no guarantee that a new agreement will be made.


         During 2000, PrimeEnergy Management negotiated a Farmout Agreement with Columbia Natural Resources, Inc. (CNR) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2 Limited Partnership was included in the Farmout Agreement. Pursuant to this agreement, CNR had the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement terminated in April 2001. CNR did not exercise their rights to select acreage and drill a well.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2001, approximately $637,121 or 87.08% and $86,219 or 11.78% of the Partnership's gas production was sold to Dominion Field Services( formerly named Phoenix Diversified) and Cabot Oil & Marketing Corporation, respectively, and about $39,656 or 100% of the Partnership's oil production was sold to Clearfield Appalachian Holdings ( formerly named American Refining Group). None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2001 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2001, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                        Gross            Net
                                                        -----            ---
                  Oil Wells.........................      1                1
                  Gas Wells.........................     60             48.3
                  Producing acres...................  6,086            4,898

         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------
                                     2001           2000           1999           1998           1997
                                  ----------     ----------     ----------     ----------     ----------
Production:
Oil and Condensate (bbl)               1,748          1,861          1,790          2,049          2,158
Gas (Mcf)                            140,730        141,004        118,204        114,667        121,542
Average Price of Sales:
Oil and Condensate (bbl)               22.69          26.91          15.63          12.14          18.50
Gas (Mcf)                               5.20           3.57           2.48           2.95           3.11
Production Expense per Dollar
    Of Operating Revenue                0.47           0.43           0.47           0.51           0.46

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company,L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):

                                                                      Proved Developed
                 As of                                -----------------------------------------------
                 12-31                                Oil (bbls)                            Gas (Mcf)
                 -----                                ----------                            ---------

                 1997                                   21,000                              2,384,000
                 1998                                   17,700                              2,165,400
                 1999                                   21,460                              1,954,600
                 2000                                   20,400                              2,321,540
                 2001                                   21,340                              2,205,100

         The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                                         Proved Developed
                   As of                             Future Net          Present Value of
                   12-31                              Revenue $        Future Net Revenue $
                   -----                             ----------        --------------------
                    1997                              3,351,400             1,288,800
                    1998                              2,708,600             1,009,000
                    1999                              3,051,300             1,368,500
                    2000                             19,003,750             7,413,300
                    2001                              3,408,560             1,477,000

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

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

         Since January 1, 2001, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2001 for vote by the holders of Partnership Units.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 15, 2002, there were 900 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2001 aggregated $78,485. Aggregate cash distributions to the holders of the Units as of December 31, 2001, is $1,907,186.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2002, Management acts as the Managing General Partner in a total of 45 limited partnerships and joint ventures, of which 4 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 200 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 54, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

         Beverly A. Cummings, age 49, has been a Director and Vice President, Finance, of Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

         Lynne G. Pizor, age 42, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         James F. Gilbert, age 69, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2001, the allocation of general and administrative expenses to the Partnership was approximately $100,800.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of March 16, 2000, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.

                                                                             NUMBER
         NAME AND ADDRESS OF BENEFICIAL OWNER                               OF UNITS               PERCENT
         ------------------------------------                               --------               -------

         PrimeEnergy Management Corporation
                  One Landmark Square
                  Stamford, CT 06901.............................               1,171                7.46%
         PrimeEnergy Corporation
                  One Landmark Square
                  Stamford, CT 06901.............................               3,775               24.05%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner. PrimeOperating Company was paid, in 2001, well operating fees ranging from about $248 to $686 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2001 and 2000, the Partnership paid an aggregate of $194,034 and $147,899, respectively, in such fees and expenses.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of March, 2002.


                                     Sterling Drilling Fund 1983-2, L.P.
                                     By: PrimeEnergy Management Corporation
                                         Managing General Partner

                                     By: /S/ Charles E. Drimal Jr.
                                         -------------------------------------
                                         Charles E. Drimal, Jr.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28 day of March, 2002.



/S/ Charles E. Drimal Jr.            Director and President,
--------------------------------     PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
  The Principal Executive Officer


/S/ Beverly A. Cummings              Director and Vice President and Treasurer,
--------------------------------     PrimeEnergy Management Corporation;
Beverly A. Cummings
  The Principal Financial
    and Accounting Officer

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

                                                                                                         Page No.
                                                                                                         --------

Selected Financial Data                                                                                    F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                  F-2

Report of Independent Public Accountants                                                                   F-6

Financial Statements:

       Balance Sheets, December 31, 2001 and 2000                                                          F-7

       Statements of Operations for the Years Ended December 31,
       2001, 2000 and 1999                                                                                 F-8

       Statements of Changes in Partners' Equity for the Years
       Ended December 31, 2001, 2000 and 1999                                                              F-9

       Statements of Cash Flow for the Years Ended December 31,
       2001, 2000, and 1999                                                                                F-10

       Notes to Financial Statements                                                                       F-11

Schedules:

       V  -   Property and Equipment - Oil and Gas Properties for
              the Years Ended December 31, 2001, 2000 and 1999                                             F-19

       VI -   Accumulated Depreciation, Depletion, and Amortization -
              Oil and Gas Properties for the Years Ended December 31,
              2001, 2000 and 1999                                                                          F-20

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

                                                  Year Ended December 31, (000's omitted)
                                 ----------------------------------------------------------------------------
                                    2001            2000            1999             1998             1997
                                 ----------      ----------      ----------       ----------       ----------
Revenues:                               837             572             327              364              431
Net Income(Loss)
  Limited Partners                      210             104             (23)            (0.2)              33
  General Partners                       77              44               5               11               22
  Per equity unit                     13.40            6.61           (1.47)           (0.02)            2.10
Total assets                          1,507           1,321           1,224            1,292            1,331
Cash Distributions:
  Limited Partners                       78              39              39               39               39
  General Partners                       23              11              11               11               12
  Limited partners as a % of
original contribution                  0.50%           0.25%           0.25%            0.25%            0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2001, the General partners have distributed $1,907,186 or 12.15%, of original Limited Partner capital contributions, to the Limited Partners.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001, was approximately $1,476,995 as compared to the discounted reserves as of December 31, 2000, which were approximately $7,413,300. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2002 has been from $2.01 to $3.31 with an average of $2.42. The recent futures market prices have been in the $3.00 range.

         While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

         Since January 1, 2001, the Partnership has not filed any estimates of its oil and gas reserves with, nor were any such estimates included in any reports, to any federal authority or agency, other than the Securities and Exchange Commission.


         2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

         3. Results of operations:

         2001 compared to 2000

         The Partnership gas and oil production remained constant from 141,004 MCF and 1,861 barrels in 2000 to 140,730 MCF and 1,748 barrels in 2001. The partnership received a significantly higher average price per MCF from $3.57 in 2000 to $5.20 in 2001. The combination of constant gas production and high gas prices were the main factors to overall operating revenue to increase from $553,449 in 2000 to $771,282 in 2001. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon current spot market prices until November 2002.

                  The Partnership's other income is a result of a cash bonus paid to the partnership for a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. Occasionally the Partnership will expend additional funds on light repairs or capital improvements, which the operator has deemed necessary. The operator expended funds on capital improvements in the amount of $37,607. These repairs and capital expenditures are considered an appropriate means to increase, sustain or halt changes in production. These repairs, which may include additional labor and well site maintence, as well as the additional or replacement equipment contributed to additional production operating cost incurred during 2001. The Partnership's production expenses increased from $231,866 in 2000 to $363,020 in 2001.

         General and administrative costs remained relatively unchanged from $123,270 in 2000 to $116,851 in 2001. The stable amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 2000 or 2001. The overall Partnership depreciation and depletion expense was consistent with the current basis in the Partnership properties and the rates applied.

         2000 compared to 1999

         The Partnership experienced changes in gas and oil production 118,204 MCF and 1,790 barrels in 1999 to 141,004 MCF and 1,861 barrels in 2000. The partnership received a significantly higher average price per MCF and per barrel from $2.48 and $15.63 in 1999 to $3.57 and $26.91in 2000. The combination of positive production and prices changes contributed to overall operating revenue to increase from $321,377 in 1999 to $553,449 in 2000. The Partnership also received $12,395 as part of a one time settlement from a class action lawsuit it participated in.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. The expenditures made in 1999 were for the general upkeep and maintenance of the Partnership's wells. Occasionally the Partnership will expend additional funds on light repairs or capital improvements, which the operator has deemed necessary. . The operator expended funds on capital improvements in the amount of $87,732. These repairs and capital expenditures are considered an appropriate means to increase, sustain or halt changes in production. These repairs as well as the additional or replacement equipment contributed to additional production operating cost incurred during 2000.
 The Partnership's production expenses increased from $150,423 in 1999 to $231,866 in 2000.

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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Sterling Drilling Fund 1983-2, L.P.:


We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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




PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2002

                          STERLING DRILLING FUND 1983-2
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     Assets

                                                                       2001              2000
                                                                   ------------      ------------
Current Assets:
     Cash and cash equivalents (Note 2)                            $    385,775      $    154,612
     Due from affiliates (Note 6)                                        25,732            38,446
                                                                   ------------      ------------
           Total Current Assets                                         411,507           193,058
                                                                   ------------      ------------

Oil and Gas Properties - successful efforts methods (note 3) -
     Leasehold costs                                                    497,639           497,639
      Wells and related facilities                                   13,071,867        13,034,260
                                                                   ------------      ------------
              Total                                                  13,569,506        13,531,899
       Less - Accumulated depreciation, depletion
                      and amortization                              (12,473,750)      (12,403,819)
                                                                   ------------      ------------
                                                                      1,095,756         1,128,080
                                                                   ------------      ------------
            Total Assets                                           $  1,507,263      $  1,321,138
                                                                   ============      ============
                        Liabilities and Partners' Equity

          Total Current Liabilities                                $         --      $         --
                                                                   ------------      ------------

Partners' Equity:
     Limited partners                                                 1,413,464         1,281,564
     General partners                                                    93,799            39,574
                                                                   ------------      ------------
            Total Partners' Equity                                    1,507,263         1,321,138
                                                                   ------------      ------------

             Total Liabilities and Partners' Equity                $  1,507,263      $  1,321,138
                                                                   ============      ============

            The Notes to Financial Statements are an integral part of
                               these statements.

                          STERLING DRILLING FUND 1983-2
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                       2001                               2000                            1999
                          -------------------------------   -------------------------------  --------------------------------
                           Limited    General                Limited    General               Limited    General
                           Partners   Partners    Total      Partners   Partners    Total     Partners   Partners     Total
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Revenue:
  Operating revenues      $ 590,031  $ 181,251  $ 771,282   $ 423,389  $ 130,060  $ 553,449  $ 245,853   $  75,524  $ 321,377
  Interest                    7,022        652      7,674       5,309        493      5,802      2,686         249      2,935
 Other revenue (Note 10)     44,420     13,646     58,066       9,482      2,913     12,395      1,854         570      2,424
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Total Revenue               641,473    195,549    837,022     438,180    133,466    571,646    250,393      76,343    326,736
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Costs and Expenses:
Production expenses         277,710     85,310    363,020     177,377     54,489    231,866    115,074      35,349    150,423
 Depreciation,
  depletion and
  amortization               63,987      5,944     69,931      62,692      5,824     68,516     61,359       5,700     67,059
General and
 administrative
  expenses (Note 7)          89,391     27,460    116,851      94,302     28,968    123,270     97,042      29,810    126,852
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Total Expenses              431,088    118,714    549,802     334,371     89,281    423,652    273,475      70,859    344,334
                          ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------  ---------
Net Income (Loss)         $ 210,385  $  76,835  $ 287,220   $ 103,809  $  44,185  $ 147,994  $ (23,082)  $   5,484  $ (17,598)
                          =========  =========  =========   =========  =========  =========  =========   =========  =========
Net Income (Loss) Per
 Equity Unit (Note 2)     $   13.40                         $    6.61                        $   (1.47)
                          =========                         =========                        =========



    The Notes to Financial Statements are integral part of these statements.

                          STERLING DRILLING FUND 1983-2
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                   Limited           General
                                   Partners          Partners           Total
                                 ------------      ------------      ------------

Balance at December 31, 1998     $  1,279,323      $     12,330      $  1,291,653
Partners' contributions                    --               112               112
Distributions to partners             (39,243)          (11,185)          (50,428)
Net Income (Loss)                     (23,082)            5,484           (17,598)
                                 ------------      ------------      ------------
Balance at December 31, 1999        1,216,998             6,741         1,223,739
Partners' contributions                    --               113               113
Distributions to partners             (39,243)          (11,465)          (50,708)
Net Income                            103,809            44,185           147,994
                                 ------------      ------------      ------------
Balance at December 31, 2000        1,281,564            39,574         1,321,138
Partners' contributions                    --               225               225
Distributions to partners             (78,485)          (22,835)         (101,320)
Net Income                            210,385            76,835           287,220
                                 ------------      ------------      ------------
Balance at December 31, 2001     $  1,413,464      $     93,799      $  1,507,263
                                 ============      ============      ============



  The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-2
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999

                                                           2001              2000              1999
                                                       ------------      ------------      ------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                   $    287,220      $    147,994      $    (17,598)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
      Depreciation, depletion and
        Amortization                                         69,931            68,516            67,059
      Changes in Assets and Liabilities:
      Increase due from affiliates
                                                             12,714               557               507
                                                       ------------      ------------      ------------
         Net Cash Provided by Operating Activities          369,865           217,067            49,968
                                                       ------------      ------------      ------------
Cash Flows From Investing Activities:
     Equipment purchases                                    (37,607)          (87,732)          (12,334)
                                                       ------------      ------------      ------------
Cash Flows From Financing Activities:
     Partners' contributions                                    225               113               112
     Distributions to partners                             (101,320)          (50,708)          (50,428)
                                                       ------------      ------------      ------------
             Net Cash Used in Financing Activities         (101,095)          (50,595)          (50,316)
                                                       ------------      ------------      ------------
Net Increase (decrease) in cash and cash
   Equivalents                                              231,163            78,740           (12,682)
Cash and cash equivalents, beginning of
   Year                                                     154,612            75,872            88,554
                                                       ------------      ------------      ------------
Cash and cash equivalents, end of year                 $    385,775      $    154,612      $     75,872
                                                       ============      ============      ============


            The Notes to Financial Statements are an integral part of
                               these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




(2)      Summary of Significant Accounting Policies - (Cont'd):

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

                        DECEMBER 31, 2001, 2000 AND 1999


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2001, 2000 and 1999:

                                           2001             2000             1999
                                       ------------     ------------     ------------

Average sales price per MCF of gas     $       5.20     $       3.57     $       2.48
Average sales price per BBL of oil
 and other liquids                     $      22.69     $      26.91     $      15.63
Production expense per dollar of
 operating revenue                     $       0.47     $       0.43     $       0.47

(4)      Quantities of Oil and Gas Reserves:

         The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2002. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 2001, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                              (Unaudited)
                                     ------------------------------
                                       GAS (MCF)         OIL (BBL)
                                     ------------      ------------

Reserves as of December 31, 1998        2,165,449            17,721
Revisions of previous estimates           (92,642)           (5,532)
Production                               (118,204)           (1,790)
                                     ------------      ------------

Reserves as of December 31, 1999        1,954,603            21,463
Revisions of previous estimates           507,945               784
Production                               (141,004)           (1,861)
                                     ------------      ------------

Reserves as of December 31, 2000        2,321,544            20,386
Revisions of previous estimates            24,288            (2,700)
Production                               (140,730)           (1,748)
                                     ------------      ------------

Reserves as of December 31, 2001        2,205,102            21,338
                                     ============      ============

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2001, 2000 and 1999.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                                                Limited          General
                                                                                Partners         Partners
                                                                                --------         --------
          Participation in Costs:
            Sales commissions and dealer manager fees in excess of
          the $50,000 paid by PEMC                                                  100%            0 %


             Offering costs other than $75,000 paid by the
          Partnership and the Sterling Drilling Fund 1983-2, L.P                      0%           100%
            Management fee                                                          100%             0%
            Lease acquisition costs                                                91.5%           8.5%
            Drilling and completion costs                                          91.5%           8.5%
            General and administrative expenses                                    76.5%          23.5%
            Production operator's fee                                              76.5%          23.5%
            Operating expenses                                                     76.5%          23.5%
            All other costs                                                        91.5%           8.5%
          Participation in Revenues:
            Sale of production                                                     76.5%          23.5%
            Sale of properties                                                     91.5%           8.5%
            Sale of equipment                                                      91.5%           8.5%
            All other revenues                                                     91.5%           8.5%


(6)      Transactions With Affiliates:

         (a) The receivable from affiliates at December 2001 and 2000 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $495 for each producing gas well and $686 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




(6)      Transactions With Affiliates - (Cont'd):

                percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2001, 2000 and 1999, $183,130, $132,107, and $84,742, of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2001, $25,927 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2001, 2000, and 1999 for which it was billed $10,904, $15,790, and $18,779, respectively.


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

         During 2001, 2000 and 1999, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800, $100,000 and $100,000,respectively.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
(loss) reported in the accompanying financial statements:

                                                                  Year Ended December 31,
                                                     ------------------------------------------------
                                                         2001              2000              1999
                                                     ------------      ------------      ------------
Net Income as reported on the Partnership's
federal income tax return                            $    319,544      $    125,134      $     34,690

Recompletion costs reported differently for
financial reporting purposes and for income tax
reporting purposes                                         37,607            87,732            12,335

Depreciation, depletion and amortization
For income tax purposes in excess of (less than)
financial reporting amounts                               (69,931)          (64,872)          (64,623)
                                                     ------------      ------------      ------------

Net Income/(Loss) per accompanying financial
statements                                           $    287,220      $    147,994        $(17,598))
                                                     ============      ============      ============


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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999



(9)      Major Customers:

         A schedule of the major purchases of the Partnership's production is as follows:


        Purchaser                      2001           2000           1999
                                    ----------     ----------     ----------

Dominion Field Services             $  637,121     $  422,078     $  234,637
Cabot                               $   86,219     $   74,873     $   52,100
Clearfield Appalachian Holdings     $   39,656     $   53,445     $   27,985

         The Partnership renewed its gas purchase contracts in December, 2001 resulting in a gas contract price based upon spot market pricing.

(10)     Other Revenue:

         In 2001 the Partnerships other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

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

                                                                      SCHEDULE V

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1998



                                    Balance at                                                            Balance
                                    Beginning         Additions                          Other            at End
                                     of Year           at Cost        Retirements       Changes          of Year
                                   ------------     ------------     ------------     ------------     ------------


Year Ended December 31, 2001:
  Leasehold costs                  $    497,639     $         --     $         --     $         --     $    497,639
  Wells and related facilities       13,034,260           37,607               --               --       13,071,867
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 13,531,899     $     37,607     $         --     $         --     $ 13,569,506
                                   ============     ============     ============     ============     ============



Year Ended December 31, 2000:
  Leasehold costs                  $    497,639     $         --     $         --     $         --     $    497,639
  Wells and related facilities       12,946,528           87,732               --               --       13,034,260
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 13,444,167     $     87,732     $         --     $         --     $ 13,531,899
                                   ============     ============     ============     ============     ============



Year Ended December 31, 1999:
                                                                                                       ------------
  Leasehold costs                  $    497,639     $         --     $         --     $         --     $    497,639
  Wells and related facilities       12,934,194           12,334               --               --       12,946,528
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 13,431,833     $     12,334     $         --     $         --     $ 13,444,167
                                   ============     ============     ============     ============     ============

                                                                     SCHEDULE VI


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1998



                                     Balance at      Charges to                                           Balance
                                     Beginning       Costs and                            Other           at End
                                      of Year         Expenses        Retirements        Changes          of Year
                                   ------------     ------------     ------------     ------------     ------------


Year Ended December 31, 2001:
  Wells and related facilities     $ 11,913,949     $     69,465     $         --     $         --     $ 11,983,414
  Leasehold costs                       489,870              466               --               --          490,336
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 12,403,819     $     69,931     $         --     $         --     $ 12,473,750
                                   ============     ============     ============     ============     ============


Year Ended December 31, 2000:
  Wells and related facilities     $ 11,845,905     $     68,044     $         --     $         --     $ 11,913,949
  Leasehold costs                       489,398              472               --               --          489,870
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 12,335,303     $     68,516     $         --     $         --     $ 12,403,819
                                   ============     ============     ============     ============     ============


Year Ended December 31, 1999:
                                                                                                       ------------
  Wells and related facilities     $ 11,779,344     $     66,561     $         --     $         --     $ 11,845,905
  Leasehold costs                       488,900              498               --               --          489,398
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 12,268,244     $     67,059     $         --     $         --     $ 12,335,303
                                   ============     ============     ============     ============     ============

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                        DESCRIPTION
        -------                       -----------

         (3)      Form Agreement of Limited Partnership of Sterling-Fuel
                  Resources Drilling Fund 1983-1 (now Sterling Drilling Fund
                  1983-2, L.P.) (incorporated by reference to Exhibit (3) of
                  Sterling Gas Drilling Fund 1983-2,L.P., Form 10-K for the year ended December 31, 1994)

         (23)     Consent of Ryder Scott Company , L.P.(filed herewith)