Form 10-Q
period 2002-03-31
STERLING DRILLING FUND 1983-2
filed 2002-05-14
CIK 722439

3: 10 Q


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Balance Sheets - March 31, 2002 and December 31, 2001.

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 .

Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2002 and 2001.

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity :

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2002, the General partners have distributed $1,907,186 or 12.15%, of original Limited Partner capital contributions, to the Limited Partners.

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


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

  During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acerage held by Sterling Drilling Fund 1983-2 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

  Results of Operations :

The Partnership experienced a decrease in its gas production, from 39,353 MCF in 2001 to 29,806 MCF in 2002. The average price per MCF received for gas sold was $5.89 in 2001 and $2.63 in 2002. The Partnership's main income comes from gas production sold but can be influenced by changes to its oil income. The combination of lower production and average price operating revenue from $247,488 in 2001 to $85,217 in 2002. For most of 2001 the Partnership's revenue was based upon a higher contract price than was the average spot market price. A new contract was entered into in December 2001 and the Partnership will be paid based upon monthly spot market prices through May 2002. The General Partners' have elected to sell a substantial portion of the gas delivered under this contract during June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs.

The Partnership's other income is a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

Production expenses decreased from $97,607 in 2001 to $68,251 in 2002. The current production expenses include variable costs associated with volume changes, repairs, and labor costs associated the any supplementary repairs and recompletions. . In 2001 The operator determined that supplementary repairs were necessary to maintain various well's production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site.


Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 2001 and 2002 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2001 or during the first three months of 2002. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

May 13, 2002
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$402,343	$385,775
Due from affiliates	5,555	25,732
Due from others	15,993	0
	----------------	-----------------
Total current assets	423,891	411,507
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
amortization	(12,490,187)	(12,473,750)
	-----------------	-----------------
	1,079,319	1,095,756
	-----------------	-----------------
Total assets	$1,503,210	$1,507,263
	==========	==========
Partners' equity
Limited partners	$1,408,118	$1,413,464
General partners	95,092	93,799
	-----------------	-----------------
Total partners' equity	$1,503,210	$1,507,263
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2002
	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$65,191	20,026	$85,217
Other Income	18,050	5,545	23,595
Interest income	1,344	125	1,469
	-----------	-----------	-----------
Total Revenue	84,585	25,696	110,281
	-----------	-----------	-----------

Costs and Expenses:
Production expense	52,212	16,039	68,251
General and administrative to a related party	19,278	5,922	25,200
General and administrative	3,401	1,045	4,446
Depreciation, depletion and amortization	15,040	1,397	16,437
	-----------	-----------	-----------
Total Costs and Expenses	89,931	24,403	114,334
	-----------	-----------	-----------

Net Income(Loss)	$(5,346)	1,293	$(4,053)
	=======	=======	=======
Net Income/(Loss) per equity unit	$(.35)
	======
See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2
(a New York Limited Partnership)
Statement of Operations
(unaudited)

Three Months Ending March 31, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$189,328	58,160	$247,488
Other income	0	0	0
Interest income	1,613	495	2,108
	-----------	-----------	-----------
Total Revenue	190,941	58,655	249,596
	-----------	-----------	-----------

Costs and Expenses:
Production expense	74,669	22,938	97,607
General and administrative to a related party	19,278	5,922	25,200
General and administrative	3,712	1,140	4,852
Depreciation, depletion and amortization	15,411	1,432	16,843
	-----------	-----------	-----------
Total Costs and Expenses	113,070	31,432	144,502
	-----------	-----------	-----------
Net Income/(Loss)	$77,871	27,223	$105,094
	=======	=======	=======
Net Income/(Loss) per equity unit	$4.96
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2000	$1,281,564	$39,574	$1,321,138
Partner's contributions	0	225	225
Distributions to partners	(78,485)	(22,835)	(101,320)
Net Income(Loss)	210,385	76,835	287,220
	--------------	--------------	-------------
Balance at December 31, 2001	1,413,464	93,799	1,507,263
Net Income(Loss)	(5,346)	1,293	(4,053)
	--------------	--------------	-------------
Balance at March 31, 2002	$1,408,118	$95,092	$1,503,210
	=========	=========	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2002	Three months Ended March 31, 2001

Net cash provided by(used in) operating activities	$16,568	$66,788
	----------	----------

Cash flows from investing activities:
Investments in wells and well	0	(47,688)
Related facilities	0
	----------	----------
Net cash (used by) investing activities	0	(47,688)
	----------	----------

Net increase (decrease) in cash and cash equivalents	$16,568	$19,100
Cash and cash equivalents at beginning of period	385,775	154,612
	----------	----------
Cash and cash equivalents at end of period	$402,343	$173,712
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

March 31, 2002

1. The accompanying statements for the period ending March 31, 2002, are unaudited but reflect all adjustments necessary to present fairly the results of operations.