Form 10-Q
period 2002-06-30
STERLING DRILLING FUND 1983-2
filed 2002-08-09
CIK 722439


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Balance Sheets - June 30, 2002 and December 31, 2001.

Statements of Operations for the Six and Three Months Ended June 30, 2002 and 2001 .

Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2002 and 2001.

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001.

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

In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. . The range during the first half of 2002 has been from $1.98 to $3.70 with an average of $2.96. The recent futures market prices have been in the $2.89 range.

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

  Results of Operations

The Partnership experienced minor declines in its gas and oil production, from 73,136 MCF and 985 BBLS in 2001 to 62,634 MCF and 815 BBLS in 2002. The average price per MCF received for gas sold was $5.81 in 2001 and $3.18 in 2002. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintence and natural declines. The combination of lower average price per MCF or per barrel and lower production sold resulted in reduced operating revenue from $449,651 in 2001 to $214,387 in 2002. A new contract was entered into in December 2001 and the Partnership was paid based upon monthly spot market prices through May 2002. The General Partner's elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. The average price per MCF for the first quarter 2002 was only $2.63 as compared to the six months of 2002 when the average price increased over fivty-five cents per MCF. Production expenses decreased from $183,109 in 2001 to $153,915 in 2002. Production expenses, during 2001 and 2002, related to normal maintenance and upkeep of the wells and well sites. The current production expenses vary as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated with the supplementary repairs and recompletions.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in 2001 or during the first half of 2002. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

PART II

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 99: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)Form 8-K: The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, JR
General Partner

August 9,2002
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$104,428	$385,775
Due from affiliates	22,023	25,732
Due from others	0	0
	--------------	-----------------
Total Current Assets	126,451	411,507
	--------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,506,623)	(12,473,750)
	---------------	-----------------
	1,062,883	1,095,756
	---------------	-----------------
Total Assets	$1,189,334	$1,507,263
	=========	==========
Partners' equity
Limited partners	$1,165,651	$1,413,464
General partners	23,683	93,799
	---------------	-----------------
Total Partners' Equity	$1,189,334	$1,507,263
	=========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$164,006	50,381	$214,387
Other Income	18,050	5,545	23,595
Interest income	2,036	189	2,225
	-----------	-----------	-----------
Total Revenue	184,092	56,115	240,207
	-----------	-----------	-----------

Costs and Expenses:
Production expense	117,745	36,170	153,915
General and administrative to a related party	38,556	11,844	50,400
General and administrative	10,070	3,094	13,164
Depreciation, depletion and amortization	30,079	2,794	32,873
	-----------	-----------	-----------
Total Costs and Expenses	196,450	53,902	250,352
	-----------	-----------	-----------
Net Income/(Loss)	$(12,358)	2,213	$(10,145)
	=======	=======	=======
Net Income/(Loss) per equity unit	$(.79)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$343,983	105,668	$449,651
Other Income	14,947	1,388	16,335
Interest income	3,830	356	4,186
	-----------	-----------	-----------
Total Revenue	362,760	107,412	470,172
	-----------	-----------	-----------

Costs and Expenses:
Production expense	140,078	43,031	183,109
General and administrative to a related party	38,556	11,844	50,400
General and administrative	6,284	1,931	8,215
Depreciation, depletion and amortization	30,823	2,863	33,686
	-----------	-----------	-----------
Total Costs and Expenses	215,741	59,669	275,410
	-----------	-----------	-----------
Net Income/(Loss)	$147,019	47,743	$194,762
	=======	=======	=======
Net Income/(Loss) per equity unit	$9.37
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$98,815	30,355	$129,170
Other income	0	0	0
Interest income	692	64	756
	----------	---------	---------
Total Revenue	99,507	30,419	129,926
	----------	---------	---------

Costs and Expenses:
Production expense	65,533	20,131	85,664
General and administrative to a related party	19,278	5,922	25,200
General and administrative	6,669	2,049	8,718
Depreciation, depletion and amortization	15,039	1,397	16,436
	----------	---------	---------
Total Costs and Expenses	106,519	29,499	136,018
	----------	---------	---------
Net Income/(Loss)	$(7,012)	920	$(6,092)
	=======	=======	=======
Net Income/(Loss) per equity unit	$(.45)
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$154,655	47,508	$202,163
Other Income	14,947	1,388	16,335
Interest income	2,217	(139)	2,078
	----------	---------	---------
Total Revenue	171,819	48,757	220,576
	----------	---------	---------

Costs and Expenses:
Production expense	65,409	20,093	85,502
General and administrative to a related party	19,278	5,922	25,200
General and administrative	2,572	791	3,363
Depreciation, depletion and amortization	15,412	1,431	16,843
	----------	---------	---------
Total Costs and Expenses	102,671	28,237	130,908
	----------	---------	---------
Net Income/(Loss)	$69,148	20,520	$89,668
	=======	=======	=======
Net Income/(Loss) per equity unit	$4.41
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,413,464	93,799	$1,507,263
Partners' Contributions	0	0	0
Cash Distributions	(235,455)	(72,329)	(307,784)
Net Income(Loss)	(12,358)	2,213	(10,145)
	-------------	-------------	-------------
Balance at end of period	$1,165,651	23,683	$1,189,334
	========	========	=========

Six Months Ended June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,281,564	39,574	$1,321,138
Partners' Contributions	0	225	225
Cash Distributions	(78,485)	(22,835)	(101,320)
Net Income(Loss)	147,019	47,743	194,762
	-------------	-------------	-------------
Balance at end of period	$1,350,098	64,707	$1,414,805
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,408,118	95,092	$1,503,210
Partners' Contributions	0	0	0
Cash Distributions	(235,455)	(72,329)	(307,784)
Net Income(Loss)	(7,012)	920	(6,092)
	-------------	-------------	-------------
Balance at end of period	$1,165,651	23,683	$1,189,334
	========	========	========

Three Months Ended June 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,359,435	66,797	$1,426,232
Partners' Contributions	0	225	225
Cash Distributions	(78,485)	(22,835)	(101,320)
Net Income(Loss)	69,148	20,520	89,668
	-------------	-------------	-------------
Balance at end of period	$1,350,098	64,707	$1,414,805
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2002	Six months Ended June 30, 2001

Net cash provided by operating activities	$26,437	$159,196
	----------	----------

Cash flows from financing activities:
Partners' contributions	0	225
Distribution to partners	(307,784)	(101,320)
	----------	----------
Net cash used in financing activities	(307,784)	(101,095)
	----------	----------
Cash flows from investing activities:
Investments in wells and well	0	0
Related facilities	0	(49,748)
	----------	----------

Net cash used by investing activities	0	(49,748)
	----------	----------
Net increase (decrease) in cash and cash equivalents	(281,347)	8,353
Cash and cash equivalents at beginning of period	385,775	154,612
	----------	----------
Cash and cash equivalents at end of period	$104,428	$162,965
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

June 30, 2002

1. The accompanying statements for the period ending June 30, 2002, are unaudited but reflect all adjustments necessary to present fairly the results of operations.