Form 10-Q
period 2002-09-30
STERLING DRILLING FUND 1983-2
filed 2002-11-12
CIK 722439


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Balance Sheets - September 30, 2002 and December 31, 2001.

Statements of Operations for the Nine and Three Months Ended September 30, 2002 and 2001 .

Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2002 and 2001.

Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001.

Note to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity :

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2001, the General Partners have distributed $2,142,640.50 or 13.65% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices


subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2000 was $9.23 per MMBTU. The range of spot prices during the year 2000 was a low of $2.14 and a high of $10.50 and the average was $4.28. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. . The range during the first nine months of 2002 has been from $1.98 to $4.10 with an average of $3.18. The recent futures market prices have been in the $3.94 range. The Partnership actually received an average price for gas sold of $3.35 during the first nine months of 2002.

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

  Capital Resources :

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

  Results of Operations :

The Partnership experienced slight declines in both its gas and oil production, from 106,493 MCF and 1,355 BBLS in 2001 to 96,259 MCF and 1,117- BBLS in 2002. The average price per MCF received for gas sold was $5.52 in 2001 and $3.35 in 2002. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintence and natural declines. The combination of lower average gas prices and slight reductions in oil and gas production resulted in an decrease in operating revenue from $620,657 in 2001 to $344,773 in 2002. A new contract was entered into in December 2001 and the Partnership was paid based upon monthly spot market prices through May 2002. The General


Partners elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. The operator determined that supplementary repairs were necessary to maintain various wells production. These repairs include well treatments, miscellaneous part replacements, location work, labor and roadwork to access the well site. These workover expenses totaled $31,693.82 included in the current quarters lease operating total. Overall production costs decreased slightly from $236,773 in 2001 to $230,642 in 2002.

The Partnership's other income is a result of a cash bonus paid to the Partnership under a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acerage owned by the Partnership. If the third party exercises their rights the Partnership could receive an overriding royalty interest. The amount of the cash bonus paid to the Partnership is $28,523.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2001 or during the first nine months of 2002. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

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

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

November 8, 2002
(Date)


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$116,558	$385,775
Due from affiliates	41,033	25,732
	-------------	-------------
Total current assets	157,591	411,507
	------------	-------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
less accumulated depreciation, depletion and
Amortization	(12,523,059)	(12,473,750)
	---------------	---------------
	1,046,447	1,095,756
	---------------	---------------
Total assets	$1,204,038	$1,507,263
	=========	=========
Partners' equity
Limited partners	$1,173,963	$1,413,464
General partners	30,075	93,799
	---------------	---------------
Total partners' equity	$1,204,038	$1,507,263
	=========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$263,751	81,022	$344,773
Interest income	2,359	219	2,578
Other income	21,820	6,703	28,523
	-----------	-----------	-----------
Total Revenue	287,930	87,944	375,874
	-----------	-----------	-----------

Costs and Expenses:
Production expense	176,441	54,201	230,642
General and administrative to a related party	57,834	17,766	75,600
General and administrative	12,583	3,865	16,448
Depreciation, depletion and amortization	45,118	4,191	49,309
	-----------	-----------	-----------
Total Costs and Expenses	291,976	80,023	371,999
	-----------	-----------	-----------
Net Income	$(4,046)	7,921	$3,875
	=======	=======	=======
Net Income per equity unit	$(.26)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$474,803	145,854	$620,657
Interest income	5,453	507	5,960
Other Income	14,947	1,388	16,335
	-----------	-----------	-----------
Total Revenue	495,203	147,749	642,952
	-----------	-----------	-----------

Costs and Expenses:
Production expense	219,189	67,332	286,521
General and administrative to a related party	57,834	17,766	75,600
General and administrative	10,596	3,255	13,851
Depreciation, depletion and amortization	46,233	4,295	50,528
	-----------	-----------	-----------
Total Costs and Expenses	333,852	92,648	426,500
	-----------	-----------	-----------
Net Income/	$161,351	55,101	$216,452
	=======	=======	=======
Net Income per equity unit	$10.28
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$99,745	30,641	$130,386
Interest income	323	30	353
Other Income	3,770	1,158	4,928
	---------	--------	--------
Total Revenue	103,838	31,829	135,667
	---------	--------	--------

Costs and Expenses:
Production expense	58,696	18,031	76,727
General and administrative to a related party	19,278	5,922	25,200
General and administrative	2,513	771	3,284
Depreciation, depletion and amortization	15,039	1,397	16,436
	---------	--------	--------
Total Costs and Expenses	95,526	26,121	121,647
	---------	--------	--------
Net Income	$8,312	5,708	$14,020
	=======	======	======
Net Income per equity unit	$.53
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$130,820	40,186	$171,006
Interest income	1,623	151	1,774
	---------	--------	--------
Total Revenue	132,443	40,337	172,780
	---------	--------	--------

Costs and Expenses:
Production expense	79,110	24,302	103,412
General and administrative to a related party	19,278	5,922	25,200
General and administrative	4,312	1,324	5,636
Depreciation, depletion and amortization	15,411	1,431	16,842
	---------	--------	--------
Total Costs and Expenses	118,111	32,979	151,090
	---------	--------	--------
Net Income	$14,332	7,358	$21,690
	=======	======	======
Net Income per equity unit	$.91
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,413,464	93,799	$1,507,263
Partner's Contributions	0	684	684
Cash Distributions	(235,455)	(72,329)	(307,784)
Net Income	(4,046)	7,921	3,875
	------------	-----------	-----------
Balance at end of period	$1,173,963	30,075	$1,204,038
	=======	=======	=======

Nine Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,281,564	39,574	$1,321,138
Partner's Contributions	0	225	225
Cash Distributions	(78,485)	(22,835)	(101,320)
Net Income	161,351	55,101	216,452
	------------	-----------	-----------
Balance at end of period	$1,364,430	72,065	$1,436,495
	=======	=======	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

Three Months Ending September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,165,651	23,683	$1,189,334
Partners' Contribution	0	684	684
Net Income	8,312	5,708	14,020
	------------	------------	------------
Balance at end of period	$1,173,963	30,075	$1,204,038
	=======	=======	=======

Three Months Ending September 30, 2001

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,350,098	64,707	$1,414,805
Partners' Contribution
Net Income	14,332	7,358	21,690
	------------	------------	------------
Balance at end of period	$1,364,430	72,065	$1,436,495
	=======	=======	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2002	Nine months Ended September 30, 2001

Net cash provided by(used in) operating activities	$37,883	$214,934
	----------	----------

Cash flows from financing activities:
Partners contributions	684	225
Distribution to partners	(307,784)	(101,320)
	----------	----------
Net cash used in financing activities	(307,100)	(101,095)
	----------	----------
Cash flows from investing activities:
Investments in wells and well
Related facilities	0	0
	----------	----------
	0	0
Net cash (used by) investing activities
	----------	----------

Net increase (decrease) in cash and cash equivalents	(269,217)	113,839
Cash and cash equivalents at beginning of period	385,775	154,612
	----------	----------
Cash and cash equivalents at end of period	$116,558	$268,451
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

September 30, 2002

1. The accompanying statements for the period ending September 30, 2002, are unaudited but reflect all adjustments necessary to present fairly the results of operations.