Form 10-K
period 2002-12-31
STERLING DRILLING FUND 1983-2
filed 2003-03-31
CIK 722439

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NO. 2-84452-01

                       STERLING DRILLING FUND 1983-2, L.P.
             (Exact name of Registrant as specified in its charter)

                              NEW YORK                                                             13-3167551
                   (State or other jurisdiction of
                   incorporation or organization)                                     (I.R.S. Employer Identification No.)

                         ONE LANDMARK SQUARE
                        STAMFORD, CONNECTICUT                                                        06901
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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2. YES [ ] NO [X]

         The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

         The number of Units of the Registrant outstanding as of March 15, 2003, was: 15,697.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
================================================================================

                       STERLING DRILLING FUND 1983-2, L.P.

                             FORM 10-K ANNUAL REPORT
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

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

         During 2002, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2003, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

         During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005 this agreement terminates. Acreage held by Sterling Drilling Fund 1983-2 was included in the Farmout Agreement, PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

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

         The Partnership does not currently own or lease any bulk storage facilities or pipelines, other than adjacent to and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production, in the areas of production. In 2002, approximately $369,055 or 83.63% and $66,282 or 15.00% of the Partnership's gas production was sold to Dominion Field Services (formerly named Phoenix Diversified) and Cabot Oil & Marketing Corporation, respectively, and about $27,509 or 100% of the Partnership's oil production was sold to Clearfield Appalachian Holdings ( formerly named American Refining Group). None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products and, if not, could be replaced by other purchasers.

ENVIRONMENTAL MATTERS

         The petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is, and will be subject to, present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership's expenses relating to preserving the environment during 2002 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not, in the future, result in a curtailment of production or otherwise have a materially adverse effect on the Partnership's operations or financial condition.

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

         As of December 31, 2002, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

         Producing wells:

                                                               Gross                 Net
                                                               -----                -----
                     Oil Wells...............................       1                   1
                     Gas Wells...............................      60                48.3
                     Producing acres.........................   6,086               4,898


         (1) A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

         The following table sets forth the Partnership's oil and gas production, average sales prices and average production costs as of and for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                          2002            2001            2000            1999            1998
                                      -------------   -------------   -------------   -------------   -------------
Production:
Oil and Condensate (bbl)                      1,335           1,748           1,861           1,790           2,049
Gas (Mcf)                                   124,178         140,730         141,004         118,204         114,667
Average Price of Sales:
Oil and Condensate (bbl)                      20.60           22.69           26.91           15.63           12.14
Gas (Mcf)                                      3.55            5.20            3.57            2.48            2.95
Production Expense per Dollar
    Of Operating Revenue                       0.60            0.47            0.43            0.47            0.51

OIL AND GAS RESERVES

         The Partnership's interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership's reserves are located in the continental United States. The following table summarizes the Partnership's oil and gas reserves at the dates shown (figures rounded):


                                                                                  Proved Developed
                    As of                                      ------------------------------------------------------
                    12-31                                      Oil (bbls)                                   Gas (Mcf)
                    -----                                      ----------                                   ---------
                    1998                                         17,700                                     2,165,400
                    1999                                         21,460                                     1,954,600
                    2000                                         20,400                                     2,321,540
                    2001                                         21,340                                     2,205,100
                    2002                                         19,600                                     2,160,600

           The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership's proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

                                                                                     Proved Developed
                       As of                                    Future Net            Present Value of
                       12-31                                    Revenue $           Future Net Revenue $
                       -----                                    ----------          --------------------
                       1998                                      2,708,600               1,009,000
                       1999                                      3,051,300               1,368,500
                       2000                                     19,003,750               7,413,300
                       2001                                      3,408,560               1,477,000
                       2002                                      5,969,800               2,491,400

         The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and 2001 were not considered. The spot price for gas at December 31, 2002 was $4.75 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2003 has been from $4.88 to $9.50 with an average of $6.62. The recent futures market prices have been in the $5.00 range.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted during 2002 for vote by the holders of Partnership Units.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no market for the Limited Partnership Units (the "Units) of the Partnership. As of March 15, 2003, there were 840 holders of record of the Units.

         The Units are not regarded as stock and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2002 aggregated $235,455. Aggregate cash distributions to the holders of the Units as of December 31, 2002, is $2,139,641.

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



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation ("Management"). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships and joint ventures and publicly held asset and income fund limited partnerships. As of March 15, 2003, Management acts as the Managing General Partner in a total of 38 limited partnerships and joint ventures, of which 3 are publicly held, and is the Managing Trustee of 2 Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas and Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary in the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

         Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation ("PrimeEnergy"), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in

Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 201 employees, including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

         Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

         Charles E. Drimal, Jr., age 55, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

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

         Lynne G. Pizor, age 43, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986, through August 1994, and PrimeEnergy from May 1990, through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

         Joan Podlovits, age 37, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of. Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.

         James F. Gilbert, age 70, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2002 and 2001, the allocation of general and administrative expenses to the Partnership was approximately $100,800 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of March 16, 2003, the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.

                                                                                       NUMBER
           NAME AND ADDRESS OF BENEFICIAL OWNER                                       OF UNITS               PERCENT
           ------------------------------------                                       --------               -------
           PrimeEnergy Management Corporation
                      One Landmark Square
                      Stamford, CT 06901....................................             1,176                  7.49%

           PrimeEnergy Corporation
                      One Landmark Square
                      Stamford, CT 06901....................................             4,669                 29.74%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner. Prime Operating Company was paid, in 2002, well operating fees ranging from about $243 to $686 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company. The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil or gas or both and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2002 and 2001, the Partnership paid an aggregate of $146,899 and $194,034, respectively, in such fees and expenses.

ITEM 14. CONTROLS AND PROCEDURES

         PrimeEnergy Management Corporation ("PEMC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this Report, PEMC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in PEMC's internal controls or in other factors which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)    The following documents are filed as a part of this Report:

                  1. Financial Statements (Index to the Financial Information at page F-1)

                  2.       Financial Statement Schedules:

                           Schedule V Property and Equipment - Oil and Gas Properties

                           Schedule VI Accumulated Depreciation, Depletion and Amortization - Oil and Gas Properties

                  3.       Exhibits:

                           3 Form of Agreement of Limited Partnership of Sterling Drilling Fund 1983-2 (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1983-2 Form 10-K for the year ended December 31, 1994.)

                           23 Consent of Ryder Scott Company, L.P. (filed herewith)

                           99.1 Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

                           99.2 Certification of Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28 day of March, 2003.


                                       Sterling Drilling Fund 1983-2, L.P.

                                       By: PrimeEnergy Management Corporation
                                           Managing General Partner

                                       By: /S/ Charles E. Drimal Jr.
                                           -------------------------
                                           Charles E. Drimal, Jr.
                                           President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 28 day of March, 2003.



/S/ Charles E. Drimal Jr.             Director and President,
-------------------------             PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer


/S/ Beverly A. Cummings               Director and Vice President and Treasurer,
-------------------------             PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
  and Accounting Officer

                                 CERTIFICATIONS

I, Charles E. Drimal, Jr., Chief Executive Officer of PrimeEnergy Management Corporation, the Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Gas Drilling 1983-2 L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003                               /s/ Charles E. Drimal Jr.
                                             -----------------------------------
                                             Charles E. Drimal Jr.
                                             Chief Executive Officer
                                             PrimeEnergy Management Corporation
                                             Managing General Partner

                                 CERTIFICATIONS


I, Beverly A. Cummings, Chief Financial Officer of PrimeEnergy Management Corporation, the Managing General Partner of the Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Sterling Gas Drilling 1983-2 L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003                               /s/ Beverly A. Cummings
                                             -----------------------------------
                                             Beverly A. Cummings
                                             Chief Financial Officer
                                             PrimeEnergy Management Corporation
                                             Managing General Partner

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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                    Page No.
                                                                                                    --------
Selected Financial Data                                                                               F-2

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                             F-2

Report of Independent Public Accountants                                                              F-6

Financial Statements:

        Balance Sheets, December 31, 2002 and 2001                                                    F-7

        Statements of Operations for the Years Ended December 31,
        2002, 2001 and 2000                                                                           F-8

        Statements of Changes in Partners' Equity for the Years
        Ended December 31, 2002, 2001 and 2000                                                        F-9

        Statements of Cash Flow for the Years Ended December 31,
        2002, 2001, and 2000                                                                          F-10

        Notes to Financial Statements                                                                 F-11

Schedules:

        V  -    Property and Equipment - Oil and Gas Properties for
                the Years Ended December 31, 2002, 2001 and 2000                                      F-19

        VI -    Accumulated Depreciation, Depletion, and Amortization -
                Oil and Gas Properties for the Years Ended December 31,
                2002, 2001 and 2000                                                                   F-20

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


                                               Year Ended December 31, (000's omitted)
                               ------------------------------------------------------------------------
                                  2002           2001           2000           1999            1998
                               -----------    -----------    -----------    -----------     -----------
Revenues:                              469            771            553            321             364
Net Income(Loss)
  Limited Partners                      17            210            104            (23)           (0.2)
  General Partners                      17             77             44              5              11
  Per equity unit                     1.11          13.40           6.61          (1.47)          (0.02)
Total assets                         1,235          1,507          1,321          1,224           1,292
Cash Distributions:
  Limited Partners                     235             78             39             39              39
  General Partners                      72             23             11             11              11
  Limited partners as a % of
    original contribution             1.50%          0.50%          0.25%          0.25%           0.25%

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

         1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2002, the General partners have distributed $1,907,186 or 12.15%, of original Limited Partner capital contributions, to the Limited Partners.

         The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2001, was approximately $1,476,995 as compared to the discounted reserves as of December 31, 2002, which were approximately $2,491,356. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

         In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2000 and 2001 were not considered. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first quarter of 2003 has been from $4.88 to $19.00 with an average of $6.62. The recent futures market prices have been in the $5.00 range.

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

         3. Results of operations:

         2002 compared to 2001

         The Partnership gas and oil production declined from 140,730 MCF and 1,748 barrels in 2001 to 124,178 barrels and 1,335 MCF in 2002. The Partnership average price per MCF received was lower in 2002,from $5.20 in 2001 to $3.55 in 2002. The combination of declines in oil and gas production and a much lower average price per MCF resulted in a decline in operating revenue from $771,282 in 2001 to $468,803 in 2002. A new contract was entered into in December 2001 and the Partnership was paid based upon current spot market prices until November 2002. The General Partners elected to sell a substantial portion of the gas delivered under this contract from June 2002 through October 2002 at a fixed price of $3.57 per MMBTU subject to transportation costs. In December 2002 the Partnership entered into a contract to sell approximately seventy five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market.

         The Partnership's other income is a result of a cash bonus paid to the partnership for an additional farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site The production operating expenses for 2002 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The Partnership expended additional funds on light repairs or capital improvements, which the operator has deemed necessary. The operator expended funds on capital improvements in the amount of $37,607. These repairs and capital expenditures are considered an appropriate means to increase, sustain or halt changes in production. The Partnership's production expenses decreased from $363,020 in 2001 to $282,342 in 2002.

         General and administrative costs increased slightly from $116,851 in 2001 to $121,302 in 2002. These amounts reflect management's efforts to limit costs, both incurred and allocated to the Partnership. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

         The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 2001 or 2002. The overall Partnership depreciation and depletion expense was consistent with the current basis in the Partnership properties and the rates applied.

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

         The Partnership's other income is a result of a cash bonus paid to the partnership for a farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

         Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

         Some production expenses may be variable in nature, vary with production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. Occasionally the Partnership will expend additional funds on light repairs or capital improvements, which the operator has deemed necessary. The operator expended funds on capital improvements in the amount of $37,607. These repairs and capital expenditures are considered an appropriate means to increase, sustain or halt changes in production. These repairs, which may include additional labor and well site maintenance, as well as the additional or replacement equipment contributed to additional production operating cost incurred during 2001. The Partnership's production expenses increased from $231,866 in 2000 to $363,020 in 2001.

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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sterling Drilling Fund 1983-2, L.P.:

We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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



PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 26, 2003

                          STERLING DRILLING FUND 1983-2
                        (A NEW YORK LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     Assets


                                                                      2002              2001
                                                                 --------------    --------------
Current Assets:
     Cash and cash equivalents (Note 2)                          $      160,778    $      385,775
     Due from affiliates (Note 6)                                        40,061            25,732
                                                                 --------------    --------------
           Total Current Assets                                         200,839           411,507
                                                                 --------------    --------------

Oil and Gas Properties - successful efforts methods (Note 3) -
     Leasehold costs                                                    497,639           497,639
      Wells and related facilities                                   13,071,867        13,071,867
                                                                 --------------    --------------
              Total                                                  13,569,506        13,569,506
       Less - Accumulated depreciation, depletion
                      and amortization                              (12,535,721)      (12,473,750)
                                                                 --------------    --------------
                                                                      1,033,785         1,095,756
                                                                 --------------    --------------
            Total Assets                                         $    1,234,624    $    1,507,263
                                                                 ==============    ==============
                                Partners' Equity

Partners' Equity:
     Limited partners                                            $    1,195,487    $    1,413,464
     General partners                                                    39,137            93,799
                                                                 --------------    --------------
            Total Partners' Equity                               $    1,234,624    $    1,507,263
                                                                 ==============    ==============


   The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-2
                        (a New York limited partnership)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                       2002                             2001                             2000
                           ------------------------------   ------------------------------   ------------------------------
                           Limited    General               Limited    General               Limited    General
                           Partners   Partners    Total     Partners   Partners    Total     Partners   Partners    Total
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
Revenue:
  Operating revenues       $358,634   $110,169   $468,803   $590,031   $181,251   $771,282   $423,389   $130,060   $553,449
  Interest                    2,516        234      2,750      7,022        652      7,674      5,309        493      5,802
 Other revenue (Note 10)     21,819      6,703     28,522     44,420     13,646     58,066      9,482      2,913     12,395
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
Total Revenue               382,969    117,106    500,075    641,473    195,549    837,022    438,180    133,466    571,646
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
Costs and Expenses:
Production expenses         215,992     66,350    282,342    277,710     85,310    363,020    177,377     54,489    231,866
 Depreciation,
  depletion and
  amortization               56,703      5,267     61,970     63,987      5,944     69,931     62,692      5,824     68,516
General and
 administrative
  expenses (Note 7)          92,796     28,506    121,302     89,391     27,460    116,851     94,302     28,968    123,270
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
Total Expenses              365,491    100,123    465,614    431,088    118,714    549,802    334,371     89,281    423,652
                           --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Income                 $ 17,478   $ 16,983   $ 34,461   $210,385   $ 76,835   $287,220   $103,809   $ 44,185   $147,994
                           ========   ========   ========   ========   ========   ========   ========   ========   ========
Net Income Per
 Equity Unit (Note 2)      $   1.11                         $  13.40                         $   6.61
                           ========                         ========                         ========



    The Notes to Financial Statements are integral part of these statements.

                          STERLING DRILLING FUND 1983-2
                        (a New York limited partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                        Limited          General
                                        Partners         Partners           Total
                                      -------------    -------------    -------------
Balance at December 31, 1999          $   1,216,998    $       6,741    $   1,233,739
Partners' contributions                          --              113              113
Distributions to partners                   (39,243)         (11,465)         (50,708)
Net Income                                  103,809           44,185          147,994
                                      -------------    -------------    -------------
Balance at December 31, 2000              1,281,564           39,574        1,321,138
Partners' contributions                          --              225              225
Distributions to partners                   (78,485)         (22,835)        (101,320)
Net Income                                  210,385           76,835          287,220
                                      -------------    -------------    -------------
Balance at December 31, 2001              1,413,464           93,799        1,507,263
Partners' contributions                          --              684              684
Distributions to partners                  (235,455)         (72,329)        (307,784)
Net Income                                   17,478           16,983           34,461
                                      -------------    -------------    -------------
Balance at December 31, 2002          $   1,195,487    $      39,137    $   1,234,624
                                      =============    =============    =============



   The Notes to Financial Statements are an integral part of these statements.

                          STERLING DRILLING FUND 1983-2
                        (A NEW YORK LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000

                                                                        2002             2001              2000
                                                                    -------------    -------------    -------------
Cash Flows From Operating Activities:
   Net Income                                                       $      34,461    $     287,220    $     147,994
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
      Depreciation, depletion and
        Amortization                                                       61,970           69,931           68,516
      Changes in Assets and Liabilities:
      Increase due from affiliates                                        (14,328)          12,714              557
                                                                    -------------    -------------    -------------
                 Net Cash Provided by Operating Activities                 82,103          369,865          217,067
                                                                    -------------    -------------    -------------
Cash Flows From Investing Activities:
     Equipment purchases                                                       --          (37,607)         (87,732)
                                                                    -------------    -------------    -------------
Cash Flows From Financing Activities:
     Partners' contributions                                                  684              225              113
     Distributions to partners                                           (307,784)        (101,320)         (50,708)
                                                                    -------------    -------------    -------------
                     Net Cash Used in Financing Activities               (307,100)        (101,095)         (50,595)
                                                                    -------------    -------------    -------------
Net Increase (decrease) in cash and cash
   Equivalents                                                           (224,997)         231,163           78,740
Cash and cash equivalents, beginning of
   Year                                                                   385,775          154,612           75,872
                                                                    -------------    -------------    -------------
Cash and cash equivalents, end of year                              $     160,778    $     385,775    $     154,612
                                                                    =============    =============    =============


   The Notes to Financial Statements are an integral part of these statements.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

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

                        DECEMBER 31, 2002, 2001 AND 2000

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

                        DECEMBER 31, 2002, 2001 AND 2000


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

         The following table sets forth certain revenue and expense data concerning the Partnership's oil and gas activities for the years ended December 31, 2002, 2001 and 2000:

                                                    2002           2001           2000
                                                ------------   ------------   ------------
Average sales price per MCF of gas              $       3.55   $       5.20   $       3.57
Average sales price per BBL of oil
 and other liquids                              $      20.60   $      22.69   $      26.91
Production expense per dollar of
 operating revenue                              $       0.60   $       0.47   $       0.43

(4) Quantities of Oil and Gas Reserves:

         The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2003. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 2002, for consistency with current year production and operating history. All of the Partnership's oil and gas reserves are located within the United States.

                                                    (Unaudited)
                                           --------------------------------
                                              GAS (MCF)         OIL (BBL)
                                           --------------    --------------
Reserves as of December 31, 1999                1,954,603            21,463
Revisions of previous estimates                   507,945               784
Production                                       (141,004)           (1,861)
                                           --------------    --------------

Reserves as of December 31, 2000                2,321,544            20,386
Revisions of previous estimates                    24,288             2,700
Production                                       (140,730)           (1,748)
                                           --------------    --------------

Reserves as of December 31, 2001                2,205,102            21,338
Revisions of previous estimates                    79,695              (411)
Production                                       (124,178)           (1,335)
                                           --------------    --------------

Reserves as of December 31, 2002                2,160,619            19,592
                                           ==============    ==============

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



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

         As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2002, 2001 and 2000.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(5)      Allocation of Partnership Revenues, Costs and Expenses:

         Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

                                                                                  Limited                General
                                                                                  Partners               Partners
                                                                                  --------               --------
            Participation in Costs:
              Sales commissions and dealer manager fees in excess of the
              $50,000 paid by PEMC                                                    100%                  0 %


              Offering costs other than $75,000 paid by the Partnership and
                the Sterling Drilling Fund , L.P                                        0%                 100%
              Management fee                                                          100%                   0%
              Lease acquisition costs                                                91.5%                 8.5%
              Drilling and completion costs                                          91.5%                 8.5%
              General and administrative expenses                                    76.5%                23.5%
              Production operator's fee                                              76.5%                23.5%
              Operating expenses                                                     76.5%                23.5%
              All other costs                                                        91.5%                 8.5%
            Participation in Revenues:
              Sale of production                                                     76.5%                23.5%
              Sale of properties                                                     91.5%                 8.5%
              Sale of equipment                                                      91.5%                 8.5%
              All other revenues                                                     91.5%                 8.5%

(6)      Transactions With Affiliates:

         (a) The receivable from affiliates at December 2002 and 2001 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator's fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

         (b) As operator of the Partnership's properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator's fee of $243 for each producing gas well and $686 for each producing oil or combination gas and oil well, based on the Partnership's

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000




(6)      Transactions With Affiliates - (Cont'd):

                  percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2002, 2001 and 2000, $119,026, $182,130, and $132,107, of production operator's fees were incurred, respectively.

         (c) In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2002, $25,927 was due from certain general partners for such costs.

         (d) Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2002, 2001, and 2000 for which it was billed $27,873, $10,904, and $15,790, respectively.


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

         During 2002, 2001 and 2000, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800, $100,800 and $100,000,respectively.

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(8)      Federal Income Taxes:

         The following is a reconciliation between the net income (loss) as reported on the Partnership's federal income tax return and the net income
(loss) reported in the accompanying financial statements:

                                                                         Year Ended December 31,
                                                               --------------------------------------------
                                                                   2002           2001            2000
                                                               ------------    ------------    ------------
Net Income as reported on the Partnership's federal
income tax return                                                    96,432    $    319,544    $    125,134

Recompletion costs reported differently for financial
reporting purposes and for income tax reporting purposes                 --          37,607          87,732
Depreciation, depletion and amortization
for income tax purposes in excess of (less than)
financial reporting amounts                                         (61,970)        (69,931)        (64,872)
                                                               ------------    ------------    ------------

Net Income/(Loss) per accompanying financial statements        $     34,462    $    287,220    $    147,994
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

                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(9)      Major Customers:

         A schedule of the major purchasers of the Partnership's production is as follows:


         Purchaser                         2002           2001           2000
                                       ------------   ------------   ------------
Dominion Field Services                $    369,055   $    637,121   $    422,078
Cabot                                  $     66,282   $     86,219   $     74,873
Clearfield Appalachian Holdings        $     27,509   $     39,656   $     53,445

         In December 2002 the Partnership entered into a contract to sell approximately seventy five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices.

(10)     Other Revenue:

         In 2002 the Partnerships other income is a result of a cash bonus paid to the partnership for a three-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of three years. If the third party exercises their rights with in the three years the Partnership could receive an overriding royalty interest.

         In 2001 the Partnerships other income is a result of a cash bonus paid to the partnership for a two-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights with in the two years the Partnership could receive an overriding royalty interest.

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

                                                                      SCHEDULE V


                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

                 PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                        Balance at                                                       Balance
                                        Beginning       Additions                        Other           at End
                                         of Year         at Cost       Retirements      Changes          of Year
                                      -------------   -------------   -------------   -------------   -------------
Year Ended December 31, 2002:
  Leasehold costs                     $     497,639   $          --   $          --   $          --   $     497,639
  Wells and related facilities           13,071,867              --              --              --      13,071,867
                                      -------------   -------------   -------------   -------------   -------------
                                      $  13,569,506   $          --   $          --   $          --   $  13,569,506
                                      =============   =============   =============   =============   =============



Year Ended December 31, 2001:
  Leasehold costs                     $     497,639   $          --   $          --   $          --   $     497,639
  Wells and related facilities           13,034,260          37,607              --              --      13,071,867
                                      -------------   -------------   -------------   -------------   -------------
                                      $  13,531,899   $      37,607   $          --   $          --   $  13,569,506
                                      =============   =============   =============   =============   =============



Year Ended December 31, 2000:
  Leasehold costs                     $     497,639   $          --   $          --   $          --   $     497,639
  Wells and related facilities           12,946,528          87,732              --              --      13,034,260
                                      -------------   -------------   -------------   -------------   -------------
                                      $  13,444,167   $      87,732   $          --   $          --   $  13,531,899
                                      =============   =============   =============   =============   =============

                                   SCHEDULE VI
                       STERLING DRILLING FUND 1983-2, L.P.
                        (a New York limited partnership)

  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                         Balance at      Charges to                                      Balance
                                         Beginning       Costs and                       Other           at End
                                         of Year         Expenses      Retirements       Changes         of Year
                                      -------------   -------------   -------------   -------------   -------------
Year Ended December 31, 2002:
  Wells and related facilities        $  11,983,414   $      61,556   $          --   $          --   $  12,044,970
  Leasehold costs                           490,336             414              --              --         490,750
                                      -------------   -------------   -------------   -------------   -------------
                                      $  12,473,750   $      61,970   $          --   $          --   $  12,535,720
                                      =============   =============   =============   =============   =============


Year Ended December 31, 2001:
  Wells and related facilities        $  11,913,949   $      69,465   $          --   $          --   $  11,983,414
  Leasehold costs                           489,870             466              --              --         490,336
                                      -------------   -------------   -------------   -------------   -------------
                                      $  12,403,819   $      69,931   $          --   $          --   $  12,473,750
                                      =============   =============   =============   =============   =============


Year Ended December 31, 2000:
  Wells and related facilities        $  11,845,905   $      68,044   $          --   $          --   $  11,913,949
  Leasehold costs                           489,398             472              --              --         489,870
                                      -------------   -------------   -------------   -------------   -------------
                                      $  12,335,303   $      68,516   $          --   $          --   $  12,403,819
                                      =============   =============   =============   =============   =============

                                INDEX TO EXHIBITS

                                                                                     Sequentially
 Exhibit                                                                              Numbered
 Number                                   Exhibit                                       Page
 ------                                   -------                                    -----------
(3)      Form Agreement of Limited Partnership of Sterling-Fuel Resources
         Drilling Fund 1983-1 (now Sterling Drilling Fund 1983-2, L.P.)
         (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund
         1983-2, L.P., Form 10-K for the year ended December 31, 1994)


(23)     Consent of Ryder Scott Company , L.P. (filed herewith)

(99.1)   Certification (filed herewith)

(99.2)   Certification (filed herewith)