Form 10-Q
period 2003-06-30
STERLING DRILLING FUND 1983-2
filed 2003-08-13
CIK 722439


SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/


Part 1:
Item 1. Financial Statements
Balance Sheets June 30, 2003 and December 31, 2002.	3

Statements of Operations for the Six Months Ended June 30, 2003 and 2002.	4-7

Statements of Changes in Partners' Equity for the Six Months Ended June 30, 2003 and 2002.	8-9

Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002.	10

Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 4. Controls and Procedures	15

Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	16

Signature	17


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$167,500	$160,778
Due from affiliates	59,738	40,061
	--------------	-----------------
Total Current Assets	227,238	200,839
	--------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,566,706)	(12,535,721)
	---------------	-----------------
	1,002,800	1,033,785
	---------------	-----------------
Total Assets	$1,230,038	$1,234,624
	=========	==========
Partners equity
Limited partners	$1,187,495	$1,195,487
General partners	42,543	39,137
	---------------	-----------------
Total Partners Equity	$1,230,038	$1,234,624
	=========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$251,436	$77,239	$328,675
Interest income	1,001	93	1,094
	-------------	-------------	-------------
Total Revenue	252,437	77,332	329,769
	-------------	-------------	-------------

Costs and Expenses:
Production expense	107,039	32,881	139,920
General and administrative to a related party	38,556	11,844	50,400
General and administrative	7,998	2,457	10,455
Depreciation, depletion and amortization	28,351	2,634	30,985
	-------------	-------------	-------------
Total Costs and Expenses	181,944	49,816	231,760
	-------------	-------------	-------------
Net Income	$70,493	$27,516	$98,009
	========	========	=======
Net Incomes per equity unit	$4.49
	========

See accompanying note to financial statements.


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


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$121,098	37,201	158,299
Interest income	503	47	550
	----------	---------	---------
Total Revenue	121,601	37,248	158,849
	----------	---------	---------

Costs and Expenses:
Production expense	55,682	17,105	72,787
General and administrative to a related party	19,278	5,922	25,200
General and administrative	5,216	1,602	6,818
Depreciation, depletion and amortization	14,175	1,317	15,492
	----------	---------	---------
Total Costs and Expenses	94,351	25,946	120,297
	----------	---------	---------
Net Income	$27,250	11,302	$38,552
	=======	=======	=======
Net Income per equity unit	$1.74
	=======

See accompanying note to the financial statements.

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


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Six Months Ended June 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,195,487	$39,137	$1,234,624
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	70,493	27,516	98,009
	-------------	-------------	-------------
Balance at end of period	$1,187,495	$42,543	$1,230,038
	========	========	=========

Six Months Ended June 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,413,464	$93,799	$1,507,263
Partners Contributions	0	0	0
Distribution to partners	(235,455)	(72,329)	(307,784)
Net Income(Loss)	(12,358)	2,213	(10,145)
	-------------	-------------	-------------
Balance at end of period	$1,165,651	$23,683	$1,189,334
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Three Months Ended June 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,238,730	$55,351	$1,294,081
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	27,250	11,302	38,552
	-------------	-------------	-------------
Balance at end of period	$1,187,495	$42,543	$1,230,038
	========	========	========

Three Months Ended June 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,408,118	$95,092	$1,503,210
Distribution to partners	(235,455)	(72,329)	(307,784)
Net Income(Loss)	(7,012)	920	(6,092)
	-------------	-------------	-------------
Balance at end of period	$1,165,651	$23,683	$1,189,334
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2003	Six months Ended June 30, 2002

Net cash provided by operating activities	$109,009	$26,437
	------------	-------------

Cash flows from financing activities:
Distribution to partners	(102,595)	(307,784)
	------------	-------------
Net cash used in financing activities	(102,595)	(307,784)
	------------	-------------

Net increase (decrease) in cash and cash equivalents	6,722	(281,347)

Cash and cash equivalents at beginning of period	160,778	385,775
	-------------	-------------
Cash and cash equivalents at end of period	$167,500	$104,428
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

June 30, 2003

1. The accompanying statements for the period ending June 30, 2003, are unaudited but reflect all adjustments necessary to present fairly the results of operations.


PART I

Item 2. Management's Discusson and Analysis of Financial Condition and Results of Operations

1. Liquidity

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of June 30, 2003, the General Partners have distributed $2,221,125.50 or 14.15% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and 2001 were not considered. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The range during the first seven months of 2003 has been from $4.71 to $12.20 with an average of $5.88. The average recent futures market prices have been in the range of $4.71 to $5.16.

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


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

  Results of Operations

The Partnership experienced a minor declines in its gas production, from 62,634 MCF and 815 BBLS in 2002 to 59,751 MCF and 1,011 BBLS in 2003. The average price per MCF increased from $3.18 in 2002 to $5.04 in 2003. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintence and natural declines. The operating revenue increased from $214,387 in 2002 to $328,675 in 2003. In December 2002 the Partnership entered into a contract to sell approximately seventy-five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market

Production expenses decreased from $153,915 in 2002 to $139,920 in 2003. Production expenses, during 2002 and 2003, related to normal maintenance and upkeep of the wells and well sites. The current production expenses vary as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated with the supplementary repairs and recompletions.

The Partnership did not receive any other income during the first six months of 2003, and other income received in 2002 was a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners capital contributions. Amounts related to both 2002 and 2003 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.


The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in 2002 or during the first half of 2003. The current depreciation as reasonable based upon the remaining basis in the Partnership properties.


Item 4 Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II Other Information

Items 1 through 5 have been omitted in that each item is either inapplicable or the answer is negative.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibit 31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

(b) Exhibit 31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

(c) Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(d) Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(e)Form 8-K: The Partnership was not required to file any reports on Form 8-K and no such form was filed during the period covered by this report.


S I G N A T U R E

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, JR
General Partner

August 12,2003
(Date)