Form 10-Q
period 2003-09-30
STERLING DRILLING FUND 1983-2
filed 2003-11-14
CIK 722439


UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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


Part 1:
Item 1. Financial Statements
Balance Sheets September 30, 2003 and December 31, 2002.	3

Statements of Operations for the Nine and Three Months Ended September 30, 2003 and 2002.	4-7

Statements of Changes in Partners' Equity for theNine and Three Months Ended September 30, 2003 and 2002.	8-9

Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002.	10

Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 4. Controls and Procedures	15

Part II. Other Information	16

Signature	17


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$214,653	$160,778
Due from affiliates	54,158	40,061
	--------------	-----------------
Total Current Assets	268,811	200,839
	--------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,582,199)	(12,535,721)
	---------------	-----------------
	987,307	1,033,785
	---------------	-----------------
Total Assets	$1,256,118	$1,234,624
	=========	==========
Partners equity
Limited partners	$1,205,017	$1,195,487
General partners	51,101	39,137
	---------------	-----------------
Total Partners Equity	$1,256,118	$1,234,624
	=========	=========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$367,150	$112,784	$479,934
Interest income	1,416	132	1,548
	-------------	-------------	-------------
Total Revenue	368,566	112,916	481,482
	-------------	-------------	-------------

Costs and Expenses:
Production expense	168,769	51,844	220,613
General and administrative to a related party	57,834	17,766	75,600
General and administrative	11,421	3,509	14,930
Depreciation, depletion and amortization	42,527	3,951	46,478
	-------------	-------------	-------------
Total Costs and Expenses	280,551	77,070	357,621
	-------------	-------------	-------------
Net Income	$88,015	$35,846	$123,861
	========	========	=======
Net Income per equity unit	$5.61
	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2002

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$263,751	$81,022	$344,773
Interest income	2,359	219	2,578
Other income	21,820	6,703	28,523
	-----------	-----------	-----------
Total Revenue	287,930	87,944	375,874
	-----------	-----------	-----------

Costs and Expenses:
Production expense	176,441	54,201	230,642
General and administrative to a related party	57,834	17,766	75,600
General and administrative	12,583	3,865	16,448
Depreciation, depletion and amortization	45,118	4,191	49,309
	-----------	-----------	-----------
Total Costs and Expenses	291,976	80,023	371,999
	-----------	-----------	-----------
Net Income/(Loss)	$(4,046)	$7,921	$3,875
	=======	=======	=======
Net Income/(Loss) per equity unit	$(.26)
	=======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$115,714	$35,545	$151,259
Interest income	415	39	454
	-----------	----------	----------
Total Revenue	116,129	35,584	151,713
	-----------	----------	----------

Costs and Expenses:
Production expense	61,730	18,963	80,693
General and administrative to a related party	19,278	5,922	25,200
General and administrative	3,423	1,052	4,475
Depreciation, depletion and amortization	14,176	1,317	15,493
	-----------	----------	----------
Total Costs and Expenses	98,607	27,254	125,861
	-----------	----------	----------
Net Income	$17,522	$8,330	$25,852
	=======	======	======
Net Income per equity unit	$1.12
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2002

		Limited Partners		General Partners	Total
Revenue:
Operating revenue		$99,745		$30,641	$130,386
Interest income		323		30	353
Other income		3,770		1,158	4,928
Total Revenue		----------		----------	--------
		103,838		31,829	135,667
		----------		--------	--------
Costs and Expenses:
Production expense
General and administrative to a related party		58,696		18,031	76,727
General and administrative		19,278		5,922	25,200
Depreciation, depletion and amortization		2,513		771	3,284
		15,039		1,397	16,436
Total Costs and Expenses		----------		--------	--------
		95,526		26,121	121,647
Net Income	$	----------	$	--------	--------
		8,312		5,708	$14,020
Net Income per equity unit	$	======		======	======
		.53
		======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Nine Months Ended September 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,195,487	$39,137	$1,234,624
Partners contribution	-	228	228
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	88,015	35,846	123,861
	-------------	-------------	-------------
Balance at end of period	$1,205,017	$51,101	$1,256,118
	========	========	=========

Nine Months Ended September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,413,464	$93,799	$1,507,263
Partners contributions	-	684	684
Distribution to partners	(235,455)	(72,329)	(307,784)
Net Income(Loss)	(4,046)	7,921	3,875
	-------------	-------------	-------------
Balance at end of period	$1,173,963	$30,075	$1,204,038
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners Equity

(unaudited)

Three Months Ended September 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,187,495	$42,543	$1,230,038
Partners contributions	-	228	228
Net Income	17,522	8,330	25,852
	-------------	-------------	-------------
Balance at end of period	$1,205,017	$51,101	$1,256,118
	========	========	========

Three Months Ended September 30, 2002

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,165,651	$23,683	$1,189,334
Partners contributions	-	684	684
Net Income	8,312	5,708	14,020
	-------------	-------------	-------------
Balance at end of period	$1,173,963	$30,075	$1,204,038
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2003	Nine months Ended September 30, 2002

Net cash provided by operating activities	$156,242	$37,883
	------------	-------------

Cash flows from financing activities:
Partners contributions	228	684
Distribution to partners	(102,595)	(307,784)
	------------	-------------
Net cash used in financing activities	(102,367)	(307,100)
	------------	-------------

Net increase (decrease) in cash and cash equivalents	53,875	(269,217)

Cash and cash equivalents at beginning of period	160,778	385,775
	-------------	-------------
Cash and cash equivalents at end of period	$214,653	$116,558
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

September 30, 2003

1. The accompanying statements for the period ending September 30, 2003, are unaudited but reflect all adjustments necessary to present fairly the results of operations.


PART I

Item 2. Managements Discusson and Analysis of Financial Condition and Results of Operations

1. Liquidity

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Prospectus as filed by the Registrant, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the Partners as the General Partners have determined is not necessary or desirable for the payment of contingent debts, liabilities or expenses for the conduct of the Partnership's business. As of September 30, 2003, the General Partners have distributed $2,221,125.50 or 14.15% of original Limited Partner capital contributions to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2002 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2002 and 2001 were not considered. The spot price for gas at December 31, 2001 was $2.63 per MMBTU. The range of spot prices during the year 2001 was a low of $1.77 and a high of $10.29 and the average was $3.94. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05 and the average was $3.38 The range during the first nine months of 2003 has been from $4.34 to $12.20 with an average of $5.57. The average recent futures market prices have been in the range of $4.38 to $4.93.

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

  Results of Operations

The Partnership experienced minor declines in its gas production, from 96,259 MCF in 2002 to 89,260 MCF in 2003. There was an increase from 1,117 BBLS in 2002 to 1,405 BBLS in 2003. The average price per MCF increased from $3.35 in 2002 to $4.95 in 2003. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintence and natural declines. The operating revenue increased from $344,773 in 2002 to $479,934 in 2003. In December 2002 the Partnership entered into a contract to sell approximately seventy-five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market

Production expenses decreased from $230,642 in 2002 to $220,613 in 2003. Production expenses, during 2002 and 2003, related to normal maintenance and upkeep of the wells and well sites. The current production expenses vary as a result of a combination of items, including variable costs associated with volume changes, repairs, and labor costs associated with the supplementary repairs and recompletions.

The Partnership did not receive any other income during the first nine months of 2003, and other income received in 2002 was a result of a cash bonus paid to the Partnership under the farmout agreement, previously discussed.

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


The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the property basis in either 2003 or 2002. Depletion, depreciation and amortization expense was consistent with the current property basis and the rates applied.

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

November 12,2003
(Date)