Form 10-K
period 2003-12-31
STERLING DRILLING FUND 1983-2
filed 2004-03-30
CIK 722439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (203) 358-5700

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership
(Title of Class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2. YES [   ] NO [X]

     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

     The number of Units of the Registrant outstanding as of March 15, 2004, was: 15,697.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

STERLING DRILLING FUND 1983-2, L.P.

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2003

PART I

Item 1. BUSINESS

     Sterling Drilling Fund 1983-2, L.P., formerly Sterling-Fuel Resources Drilling Fund 1983-2 (the “Registrant” or the “Partnership”) is a limited partnership formed under the laws of the State of New York on May 26, 1983. The sole business of the Partnership was the drilling of the formation extension wells principally for natural gas in various locations in the state of West Virginia. No exploratory drilling was undertaken.

     The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, and telephone (203) 358-5700. The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, (a New York corporation), which is a wholly owned subsidiary of PrimeEnergy Corporation, (a publicly held Delaware corporation). Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation, and Mr. Campbell is a Director of PrimeEnergy Corporation.

     The aggregate contributions to the Partnership were $15,697,000, all of which, net of the organization expenses of the Partnership were expended in the drilling of such formation extension wells. Such properties are located in Clay, Roane, Calhoun, Wirt, Kanawha, Lincoln and Putnam Counties, West Virginia. The Partnership does not operate any of the properties in which it has an interest, but generally such properties are operated and serviced by Prime Operating Company, a Texas corporation, and Eastern Oil Well Service Company, a West Virginia corporation, both wholly-owned subsidiaries of PrimeEnergy Corporation.

     During 2003, the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2003, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

     During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. covering leasehold interests in acres located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent has the right but not the obligation to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. If a test well is not spudded by February 13, 2005, this agreement terminates. Acreage held by Sterling Drilling Fund 1983-2 was included in the Farmout Agreement; PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, there is no guarantee that any agreement will be entered into.

     During early 2001, PrimeEnergy Management negotiated a Farmout Agreement with Eastern American Energy (EAE) covering leasehold interests in approximately 5,000 acres in Clay County, West Virginia. Acreage held by Sterling Drilling Fund 1983-2, Limited Partnership has been included in the Farmout Agreement. This agreement provided for a small cash bonus paid at closing and gives EAE the right (but not the obligation) to select acreage and drill a deep well on the selected acreage, subject to an overriding royalty interest due to the leasehold owners. This agreement closed in May 2001. EAE drilled a successful well in 2003 and pursuant to the agreements the Partnership received $1,660 attributable to the overriding royalty interest in 2003.

Competition and Markets

     Competitors of the Partnership in the marketing of its oil and gas production include oil and gas companies, independent concerns, and individual producers and operators-many of which have financial resources, staffs and facilities substantially greater than those available to the Partnership. Furthermore, domestic producers of oil and gas must not only compete with each other in marketing their output, but must also compete with producers of imported oil and gas, along with and alternative energy sources such as coal, nuclear power and hydro-electric power.

     The availability of a ready market for any oil and gas produced by the Partnership at acceptable prices per unit of production will depend upon numerous factors beyond the control of the Partnership. These include the extent of domestic production and importation of oil and gas, the proximity of the Partnership’s producing properties to gas pipelines and availability and capacity of such pipelines, the marketing of other competitive fuels, fluctuation in demand, governmental regulation of production, refinement, transportation and sales, general national and worldwide economic conditions, and the pricing, use and allocation of oil, gas and their substitute fuels.

     The Partnership does not currently own or lease any bulk storage facilities or pipelines other than those adjacent to, and used in connection with producing wells. The Partnership deals with a number of major and independent companies for the purchase of its oil and gas production in the areas of production. In 2003, approximately $403,586 or 77.60% and $110,037 or 21.16% of the Partnership’s gas production was sold to Dominion Field Services (formerly named Phoenix Diversified) and Cabot Oil & Marketing Corporation respectively, and about $45,469 or 100% of the Partnership’s oil production was sold to Clearfield Appalachian Holdings (formerly named American Refining Group). None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products, and if not, could be replaced by other purchasers.

Environmental Matters

     The Petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is and will be subject to present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership’s expenses concerning preservation of the environment during 2003 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not result in a future curtailment of production, or otherwise have a materially adverse effect on the Partnership’s operations or financial condition.

Regulation

     The Partnership’s oil and gas operations are subject to a wide variety of federal, state and local regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to (among other things) drilling and spacing of oil and gas wells, production rates, prevention of waste, conservation of natural gas and oil, pollution control, and various other matters-all of which may affect the Partnership’s future operations and production of oil and gas. The Partnership’s natural gas production and prices received for natural gas are regulated by the Federal Energy Regulatory Commission (“FERC”) and the Natural Gas Policy Act of 1978 and various state regulations. The Partnership is also subject to state drilling and proration regulations affecting its drilling operations and production rates.

     The FERC continues to regulate interstate natural gas pipeline transportation rates and service conditions pursuant to the NGA and NGPA. Federal regulation of interstate transportation affects the marketing of natural gas produced by the Partnership as well as the revenues received by the Partnership for sales of such natural gas. Since the latter part of 1985, through its Order Nos. 436, 500 and 636 rulemakings, the FERC has endeavored to make natural gas transportation accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC’s efforts have significantly altered the marketing and pricing of natural gas. No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of a gas producer, restricting the prices at which a producer may sell its gas or the market demand for gas; nor can it be predicted which proposals, including those presently under consideration, if enacted, might be effective.

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals may become effective, or their effect (if any) on the Partnership’s operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls (including their duration and possible modification together with any new proposals that may be enacted), the Partnership cannot predict the overall effect (if any) of such controls on its operations.

Taxation

     The Partnership received an opinion from its counsel that the Partnership would be classified as a partnership and the holders of Partnership Units would be treated as limited partners for federal income tax purposes. The Partnership itself, to the extent that it is treated for federal income tax purposes as a partnership, is not subject to any federal income taxation, but it is required to file annual partnership returns. Each holder of Partnership Units will be allocated his or her distributive shares of the Partnership’s income, gain, profit, loss, deductions, credits, tax preference items and distributions for any taxable year of the Partnership ending within or with his taxable year without regard as to whether such holder has received or will receive any cash distributions from the Partnership.

Item 2. PROPERTIES

     The Partnership has no interest in any properties other than its oil and gas properties. The information set forth below summarizes the Partnership’s oil and gas wells, and production and reserves for the periods indicated.

Producing Wells and Operating Information

     The Partnership, following its formation and also in December 1983, contracted for the drilling of 52 development wells, which resulted in 51 producing wells and one dry hole.

     As of December 31, 2003, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

     Producing wells:

	Gross	Net
Oil Wells	1	1
Gas Wells	60	48.3
Producing acres	6,086	4,898

(1)	A gross well is a well in which an interest is owned; a net well is the sum of the interests owned in gross wells. Wells are classified by their primary product. Some wells produce both oil and gas.

     The following table sets forth the Partnership’s oil and gas production, average sales prices and average production costs as of and for the periods indicated:

	ALL YEAR’S ENDED DECEMBER 31
	2003	2002	2001	2000	1999
Production:
Oil and Condensate (bbl)	1,685	1,335	1,748	1,861	1,790
Gas (Mcf)	106,203	124,178	140,730	141,004	118,204
Average Price of Sales:
Oil and Condensate (bbl)	26.99	20.60	22.69	26.91	15.63
Gas (Mcf)	4.90	3.55	5.20	3.57	2.48
Production Expense per Dollar Of Operating Revenue	0.48	0.60	0.47	0.43	0.47

Oil and Gas Reserves

     The Partnership’s interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership’s reserves are located in the continental United States. The following table summarizes the Partnership’s oil and gas reserves at the dates shown (figures rounded):

	Proved Developed
As of 12-31	Oil (bbls)	Gas (Mcf)
1999	21,460	1,954,600
2000	20,400	2,321,540
2001	21,340	2,205,100
2002	19,600	2,160,600
2003	22,310	2,125,500

     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership’s proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

	Proved Developed
	Future Net	Present Value of
As of 12-31	Revenue $	Future Net Revenue $
1999	3,051,300	1,368,500
2000	19,003,750	7,413,300
2001	3,408,560	1,477,000
2002	5,969,800	2,491,400
2003	9,040,450	3,778,960

     The estimated reserve and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and 2002 were not considered. The spot price for gas on December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20; the average price was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98 and a high of $5.05; the average price was $3.38. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.65. The recent futures market prices have been in the $5.62 range.

     While it may be reasonably anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation (as described above) and the operating costs relating to such production may also increase or decrease from existing levels; such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received, and costs incurred by the Partnership may vary significantly from the SEC case.

Item 3. LEGAL PROCEEDINGS

     The Partnership is not a party to, nor is any of its property the subject of, any legal proceedings actual or threatened, which would have a material adverse effect on the business and affairs of the Partnership.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during 2003 for vote by the holders of Partnership Units.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no market for the Limited Partnership Units (the “Units) of the Partnership. As of March 15, 2004, there were 773 holders of record of the Units.

     The Units are not regarded as stock, and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2003 aggregated $78,485. Aggregate cash distributions to the holders of the Units as of December 31, 2003 was $2,221,126.

     The Managing General Partner may purchase Units directly from the unit holders if presented to the Managing General Partner. This is subject to conditions such as, limitations on the number of Units, and will be carried out at a price to be fixed by the Managing General Partner in accordance with certain procedures-all as provided for in the Limited Partnership Agreement of the Partnership.

Item 6. SELECTED FINANCIAL DATA

     The information required hereunder is set forth under “Selected Financial Data” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required hereunder is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant is a “small business issuer” as defined in the Securities and Exchange Act Rule 12b-2 and no information is required to be provided by this Item 7A.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is set forth under “Report of Independent Public Accountants,” “Balance Sheets,” “Statements of Operations,” “Statements of Changes in Partners’ Equity,” “Statements of Cash Flows” and “Notes to Financial Statements” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There was no disagreement between the Partnership and its certified public accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. CONTROLS AND PROCEDURES

     PrimeEnergy Management Corporation (“PEMC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, PEMC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in PEMC’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation (“Management”). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships, joint ventures, and publicly held asset and income fund limited partnerships. As of March 15, 2004, Management acts as the Managing General Partner in a total of 18 limited partnerships and joint ventures (of which two are publicly held) and is the Managing Trustee of two Delaware Business Trusts. The primary activity of such Partnerships, joint ventures and trusts is the production of oil and gas. Management, as the Managing General Partner of the Partnership, will devote such of its time as it believes necessary to the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation (“PrimeEnergy”), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 207 employees including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 56, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 50, has been a Director and Vice President of Finance with Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.

     Lynne G. Pizor, age 44, has been Controller of Prime Operating Company since January 1992, and Eastern Oil Well Service Company since September 1990. She also held that position with Management from January 1986 through August 1994, and PrimeEnergy from May 1990 through August 1994. She joined Management in October 1984, as Manager of Partnership Accounting. She is a graduate of Wagner College with a Bachelor of Science degree in Economics and Business Administration and is a Certified Public Accountant.

     Joan Podlovits, age 38, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.

     James F. Gilbert, age 71, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

Item 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2003 and 2002 the allocation of general and administrative expenses to the Partnership was approximately $100,800 per year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

     The following table shows as of March 16, 2004 the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.

	NUMBER
NAME AND ADDRESS OF BENEFICIAL OWNER	OF UNITS	Percent
PrimeEnergy Management Corporation
One Landmark Square
Stamford, CT 06901	1,176	7.49%

PrimeEnergy Corporation
One Landmark Square
Stamford, CT 06901	5,646	35.97%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner. In 2003 Prime Operating Company was paid well operating fees ranging from about $235 to $672 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company.

     The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil, gas, or both, and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2003 and 2002, the Partnership paid an aggregate of $169,220 and $146,899 respectively, in such fees and expenses.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Partnership has been charged for audit fees the amounts of $9,500 in 2003 and $9,500 in 2002 for services rendered in connection with the audit of the Partnership’s Financial Statement by Pustorino, Puglisi & Co. LLP. No audit related fees, tax related fees, and any other fees were incurred by the Partnership. The Audit Committee of PrimeEnergy Management Corporation, as the Managing General Partner, approved the fees and independent audit services provide by Pustorino, Puglisi & Co. LLP.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements (Index to the Financial Information at page F-1)

2.	Financial Statement Schedules: Schedule V Property and Equipment – Oil and Gas Properties Schedule VI Accumulated Depreciation, Depletion and Amortization – Oil and Gas Properties

3.	Exhibits:

3	Form of Agreement of Limited Partnership of Sterling Drilling Fund 1983-2 (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1983-2 Form 10-K for the year ended December 31, 1994.)

23	Consent of Ryder Scott Company, L.P. (filed herewith)

31.1	302 Certification of Chief Executive Officer (filed herewith)

31.2	302 Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)	Reports on Form 8-K:

No reports on Form 8-K have been filed during the last quarter of the year covered by this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 29 day of March, 2004

Sterling Drilling Fund 1983-2, L.P.
By:	PrimeEnergy Management Corporation
Managing General Partner

By:	/s/ Charles E. Drimal Jr.

Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 29 day of March, 2004.

/s/ Charles E. Drimal Jr.	Director and President,
PrimeEnergy Management Corporation;
Charles E. Drimal, Jr.
The Principal Executive Officer

/s/ Beverly A. Cummings	Director and Vice President and Treasurer,
PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
and Accounting Officer

STERLING DRILLING FUND 1983-2, L.P.

(a New York limited partnership)

All other schedules have been omitted, as the information required is either included in the financial statements, related notes, or is not applicable.

Item 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data to highlight significant trends in the Registrant’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

	Year Ended December 31, (in thousands)
	2003	2002	2001	2000	1999
Revenues:	566	469	771	553	321
Net Income(Loss)
Limited Partners	91	17	210	104	(23)
General Partners	37	17	77	44	5
Per equity unit	5.77	1.11	13.40	6.61	(1.47)
Total assets	1,260	1,235	1,507	1,321	1,224
Cash Distributions:
Limited Partners	78	235	78	39	39
General Partners	24	72	23	11	11
Limited partners as a % of original contribution	0.50%	1.50%	0.50%	0.25%	0.25%

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2003, the General partners have distributed $2,221,126 or 12.15%, of original Limited Partner capital contributions, to the Limited Partners.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2002, was approximately $2,491,356 as compared to the discounted reserves as of December 31, 2003, which were approximately $3,778,957. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96, a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98, a high of $5.05 and the average was $3.38. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.65. The recent futures market prices have been in the $5.62 range.

     While it may be reasonably anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case

     2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December 1993, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

     3. Results of operations:

     2003 compared to 2002

     The Partnership gas production declined from 124,178 MCF in 2002 to 106,203 MCF in 2003. There was a slight increase oil production from 1,335 barrels in 2002 to 1,685 barrels in 2003. The Partnership average price per MCF received was higher in 2003, from $3.55 in 2002 to $4.90 in 2003. The Partnership’s overall operating revenue, excluding other income, increased from $468,803 in 2002 to $565,577 in 2003. In December 2002 the Partnership entered into a contract to sell approximately seventy five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices. This combination allows the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market. A portion of the Partnership’s wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser’s transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership did experience declines in its gas production that can be directly attributed to this shut-in. The Partnership’s overall revenue increased due to the higher prices received per mcf.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Some production expenses may be variable in nature. Production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. The production operating expenses in 2003 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The Partnership’s production expenses decreased from $282,342 in 2002 to $272,237 in 2003.

     General and administrative costs decreased slightly from $121,302 in 2002 to $119,017 in 2003. These amounts reflect management’s efforts to limit costs both incurred and allocated to the Partnership. Management uses in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 2002 or 2003. The overall Partnership depreciation and depletion expense was consistent with the current basis in the Partnership properties and the rates applied.

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

     The Partnership’s other income is a result of a cash bonus paid to the partnership for an additional farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of two years. If the third party exercises their rights within the two years the Partnership could receive an overriding royalty interest.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Some production expenses may be variable in nature. Production volumes or others are directly related to repairs, labor, location costs and maintenance of the wells and well site. The production operating expenses in 2002 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The Partnership expended additional funds on light repairs or capital improvements, which the operator has deemed necessary. The operator expended funds on capital improvements in the amount of $37,607. These repairs and capital expenditures are considered an appropriate means to increase, sustain or halt changes in production. The Partnership’s production expenses decreased from $363,020 in 2001 to $282,342 in 2002.

     General and administrative costs increased slightly from $116,851 in 2001 to $121,302 in 2002. These amounts reflect management’s efforts to limit costs, both incurred and allocated to the Partnership. Management will use in-house resources if it will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

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

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Sterling Drilling Fund 1983-2, L.P.:

We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund 1983-2, L.P. as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 29, 2004

STERLING DRILLING FUND 1983-2
(a New York limited partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Current Assets:
Cash and cash equivalents (Note 2)	$270,267	$160,778
Due from affiliates (Note 6)	9,020	40,061

Total Current Assets	279,287	200,839

Oil and Gas Properties – successful efforts methods (Note 3) -
Leasehold costs	497,639	497,639
Wells and related facilities	13,071,867	13,071,867

Total	13,569,506	13,569,506
Less – Accumulated depreciation, depletion and amortization	(12,588,547)	(12,535,721)

	980,959	1,033,785

Total Assets	$1,260,246	$1,234,624

Partners’ Equity
Partners’ Equity:
Limited partners	$1,207,644	$1,195,487
General partners	52,602	39,137

Total Partners’ Equity	$1,260,246	$1,234,624

The Notes to Financial Statements are an integral part of these statements.

STERLING DRILLING FUND 1983-2
(a New York limited partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

	2003			2002			2001
	Limited	General		Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total	Partners	Partners	Total
Revenue:
Operating revenues	$432,666	$132,911	$565,577	$358,634	$110,169	$468,803	$590,031	$181,251	$771,282
Interest	1,626	500	2,126	2,516	234	2,750	7,022	652	7,674
Other revenue (Note 10)	3,995	371	4,366	21,819	6,703	28,522	44,420	13,646	58,066

Total Revenue	438,287	133,782	572,069	382,969	117,106	500,075	641,473	195,549	837,022

Costs and Expenses:
Production expenses	208,261	63,976	272,237	215,992	66,350	282,342	277,710	85,310	363,020
Depreciation, depletion and amortization	48,336	4,490	52,826	56,703	5,267	61,970	63,987	5,944	69,931
General and administrative expenses (Note 7)	91,048	27,969	119,017	92,796	28,506	121,302	89,391	27,460	116,851

Total Expenses	347,645	96,435	444,080	365,491	100,123	465,614	431,088	118,714	549,802

Net Income	$90,642	$37,347	$127,989	$17,478	$16,983	$34,461	$210,385	$76,835	$287,220

Net Income Per Equity Unit (Note 2)	$5.75			$1.11			$13.40

The Notes to Financial Statements are integral part of these statements.

STERLING DRILLING FUND 1983-2
(a New York limited partnership)

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

	Limited	General
	Partners	Partners	Total
Balance at December 31, 2001	$1,281,564	39,574	1,321,138
Partners’ contributions	—	225	225
Distributions to partners	(78,485)	(22,835)	(101,320)
Net Income	210,385	76,835	287,220

Balance at December 31, 2001	1,413,464	93,799	1,507,263
Partners’ contributions	—	684	684
Distributions to partners	(235,455)	(72,329)	(307,784)
Net Income	17,478	16,983	34,461

Balance at December 31, 2002	$1,195,487	39,137	$1,234,624
Partners’ contributions	—	228	228
Distributions to partners	(78,485)	(24,110)	(102,595)
Net Income	90,642	37,347	127,989

Balance at December 31, 2003	$1,207,644	$52,602	$1,260,246

The Notes to Financial Statements are an integral part of these statements.

STERLING DRILLING FUND 1983-2
(a New York limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001

	2003	2002	2001
Cash Flows From Operating Activities:
Net Income	$127,989	$34,461	$287,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and Amortization	52,826	61,970	69,931
Changes in Assets and Liabilities:
(Increase) decrease in due from affiliates	31,041	(14,328)	12,714

Net Cash Provided by Operating Activities	211,856	82,103	369,865

Cash Flows From Investing Activities:
Equipment purchases	—	—	(37,607)

Cash Flows From Financing Activities:
Partners’ contributions	228	684	225
Distributions to partners	(102,595)	(307,784)	(101,320)

Net Cash Used in Financing Activities	(102,367)	(307,100)	(101,095)

Net Increase (decrease) in cash and cash Equivalents	109,489	(224,997)	231,163
Cash and cash equivalents, beginning of Year	160,778	385,775	154,612

Cash and cash equivalents, end of year	$270,267	$160,778	$385,775

The Notes to Financial Statements are an integral part of these statements.

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(1)	Organization and Capital Contributions:

Sterling Drilling Fund 1983-2, L.P., a New York limited partnership (the “Partnership”), was formed on May 26, 1983 for the primary purpose of acquiring, developing and producing oil and gas in the state of West Virginia. The general partners are: PrimeEnergy Management Corporation (PEMC), a wholly owned subsidiary of PrimeEnergy Corporation (PEC), Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell. Fifteen thousand six hundred ninety-seven limited partnership units, (15,697), were sold at $1,000 per unit aggregating total limited partner contributions of $15,697,000. The general partners’ contributions amounted to $1,284,839. Partnership operations commenced on December 22, 1983.

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

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(2)	Summary of Significant Accounting Policies — (Cont’d):

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

     As federal income taxes are the liability of the individual partners, the accompanying financial statements do not include any provision for federal income taxes. (See Note 8)

     Limited Partners’ Loss Per Equity Unit:

     The limited partners’ income (loss) per equity unit is computed on the 15,697 limited partner equity units.

     Cash and Cash Equivalents:

     For purposes of the statements of cash flows the Partnership considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

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

DECEMBER 31, 2003, 2002 AND 2001

(3)	Oil and Gas Properties:

     The Partnership acquired leases or farmouts from PEMC at its cost. Cost is defined as any amount paid for delay rentals, lease bonuses, if any, surveys and other expenses including such portion of any of the general partners’, or their affiliates’ reasonable, necessary and actual expenses for geological, geophysical, seismic, land, engineering, drafting, accounting, legal and other services. The Partnership currently pays royalties of approximately 12.50% to 18.75% of the selling price of the oil and gas extracted.

     The following table sets forth certain revenue and expense data concerning the Partnership’s oil and gas activities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Average sales price per MCF of gas	$4.90	$3.55	$5.20
Average sales price per BBL of oil and other liquids	$26.99	$20.60	$22.69
Production expense per dollar of operating revenue	$0.48	$0.60	$0.47

(4)	Quantities of Oil and Gas Reserves:

     The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2004. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 2003, for consistency with current year production and operating history. All of the Partnership’s oil and gas reserves are located within the United States.

	(Unaudited)
	GAS (MCF)	OIL (BBL)
Reserves as of December 31, 2000	2,321,544	20,386
Revisions of previous estimates	24,288	2,700
Production	(140,730)	(1,748)

Reserves as of December 31, 2001	2,205,102	21,338
Revisions of previous estimates	79,695	(411)
Production	(124,178)	(1,335)

Reserves as of December 31, 2002	2,160,619	19,592
Revisions of previous estimates	71,083	4,398
Production	(106,203)	(1,684)

Reserves as of December 31, 2003	2,125,499	22,306

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(4)	Quantities of Oil and Gas Reserves — (Cont’d):

     Should future prices decline, operation of certain wells would become uneconomic, on a pretax basis, as production levels decline with age. In accordance with the rules and regulations of the Securities and Exchange Commission, proved reserves exclude production which would be uneconomic. The partners are entitled to certain tax benefits and credits, which, if available in the future, may result in production continuing beyond the level included in the above table.

     Revisions arise from changes in current prices, as well as engineering and geological data, which would alter the useful life, and therefore the overall predicted production of each well. Future changes in these estimates are common and would impact the reserve quantities used to calculate depreciation, depletion and amortization.

     As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2003, 2002 and 2001.

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(5)	Allocation of Partnership Revenues, Costs and Expenses:

Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

	Limited	General
	Partners	Partners
Participation in Costs:
Sales commissions and dealer manager fees in excess of the $50,000 paid by PEMC	100%	0%
Offering costs other than $75,000 paid by the Partnership and the Sterling Drilling Fund, L.P	0%	100%
Management fee	100%	0%
Lease acquisition costs	91.5%	8.5%
Drilling and completion costs	91.5%	8.5%
General and administrative expenses	76.5%	23.5%
Production operator’s fee	76.5%	23.5%
Operating expenses	76.5%	23.5%
All other costs	91.5%	8.5%
Participation in Revenues:
Sale of production	76.5%	23.5%
Sale of properties	91.5%	8.5%
Sale of equipment	91.5%	8.5%
All other revenues	91.5%	8.5%

(6)	Transactions With Affiliates:

(a)	The receivable from affiliates at December 2003 and 2002 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator’s fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

(b)	As operator of the Partnership’s properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator’s fee of $235 for each producing gas well and $672 for each producing oil or combination gas and oil well, based on the Partnership’s

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(6)	Transactions With Affiliates — (Cont’d):

percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2003, 2002 and 2001, $148,394, $119,026, and $182,130, of production operator’s fees were incurred, respectively.

(c)	In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2003, $22,946 was due from certain general partners for such costs.

(d)	Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2003, 2002, and 2001 for which it was billed $20,826, $27,873, and $10,904, respectively.

(7)	General and Administrative Expenses:

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

     During 2003, 2002 and 2001, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800, $100,800 and $100,000,respectively.

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(8)	Federal Income Taxes:

     The following is a reconciliation between the net income (loss) as reported on the Partnership’s federal income tax return and the net income (loss) reported in the accompanying financial statements:

	Year Ended December 31,
	2003	2002	2001
Net Income as reported on the Partnership’s federal income tax return	180,815	96,431	$319,544
Recompletion costs reported differently for financial reporting purposes and for income tax reporting purposes	—	—	37,607
Depreciation, depletion and amortization for income tax purposes in excess of (less than) financial reporting amounts	(52,826)	(61,970)	(69,931)

Net Income/(Loss) per accompanying financial statements	$127,989	$34,461	$287,220

     The tax returns of the Partnership, the qualifications of the Partnership as such for tax purposes, and the amount of Partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to Partnership’s qualifications or in changes to its income or loss, the tax liability of the partners would be changed accordingly.

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

(9)	Major Customers:

     A schedule of the major purchases of the Partnership’s production is as follows:

Purchaser	2003	2002	2001
Dominion Field Services	$403,586	$369,055	$637,121
Cabot	$110,037	$66,282	$86,219
Clearfield Appalachian Holdings	$45,469	$27,509	$39,656

     In December 2002 the Partnership entered into a contract to sell approximately seventy five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership will be sold at current spot market prices.

(10)	Other Revenue:

     In 2003 the Partnerships other income is a result of a cash bonus paid to the partnership for a three-year farmout agreement. The farmout agreement allows a third party the right to drill a deep well on leasehold acreage owned by the partnership for a period of three years. If the third party exercises their rights with in the three years the Partnership could receive an overriding royalty interest.

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

     In 2001 the Partnership was a member of Class of Oil Producers involved in litigation alleging that the principal refiners of Penn Grade crude engaged in a conspiracy to fix, lower, maintain and stabilize the purchase prices of crude purchased by the refiners from the oil producers. The Partnership received this amount pursuant to the Settlement Agreement of this litigation.

SCHEDULE V

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

PROPERTY AND EQUIPMENT — OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at				Balance
	Beginning	Additions		Other	at End
	of Year	at Cost	Retirements	Changes	of Year
Year Ended December 31, 2003:
Leasehold costs	$497,639	$—	$—	$—	$497,639
Wells and related facilities	13,071,867	—	—	—	13,071,867

	$13,569,506	$—	$—	$—	$13,569,506

Year Ended December 31, 2002:
Leasehold costs	$497,639	$—	$—	$—	$497,639
Wells and related facilities	13,071,867	—	—	—	13,071,867

	$13,569,506	$—	$—	$—	$13,569,506

Year Ended December 31, 2001:
Leasehold costs	$497,639	$—	$—	$—	$497,639
Wells and related facilities	13,034,260	37,607	—	—	13,071,867

	$13,531,899	$37,607	$—	$—	$13,569,506

SCHEDULE VI

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION — OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at	Charges to			Balance
	Beginning	Costs and		Other	at End
	of Year	Expenses	Retirements	Changes	of Year
Year Ended December 31, 2003:
Wells and related facilities	$12,044,970	$52,474	$—	$—	$12,097,444
Leasehold costs	490,750	352	—	—	491,102

	$12,535,720	$52,826	$—	$—	$12,588,546

Year Ended December 31, 2002:
Wells and related facilities	$11,983,414	$61,556	$—	$—	$12,044,970
Leasehold costs	490,336	414	—	—	490,750

	$12,473,750	$61,970	$—	$—	$12,535,720

Year Ended December 31, 2001:
Wells and related facilities	$11,913,949	$69,465	$—	$—	$11,983,414
Leasehold costs	489,870	466	—	—	490,336

	$12,403,819	$69,931	$—	$—	$12,473,750

INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Form Agreement of Limited Partnership of Sterling-Fuel Resources Drilling Fund 1983-2 (now Sterling Drilling Fund 1983-2, L.P.) (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1983-2,L.P., Form 10-K for the year ended December 31, 1994)

(23)	Consent of Ryder Scott Company, L.P. (filed herewith)

(31.1)	302 Certification of Chief Executive Officer (Filed herewith)

(31.2)	302 Certification of Chief Financial Officer (Filed herewith)

(32.1)	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)