Form 10-Q
period 2004-03-31
STERLING DRILLING FUND 1983-2
filed 2004-05-13
CIK 722439


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Yes /X/ No

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Exchange Acts). Yes ___ NO /X/


Sterling Drilling Fund 1983-2

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - March 31, 2004 and December 31, 2003.	3
Statements of Operations for the Three Months Ended March 31, 2004 and 2003.	4-5
Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2004 and 2003.	6
Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003.	7
Note to the Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	12

Part II. Other Information	13

Signature	14


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheet

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$297,840	$270,267
Due from affiliates	109,755	9,020
	----------------	-----------------
Total current assets	407,595	279,287
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,601,753)	(12,588,547)
	-----------------	-----------------
	967,753	980,959
	-----------------	-----------------
Total assets	$1,375,348	$1,260,246
	==========	==========
Partners' equity
Limited partners	$1,293,717	$1,207,644
General partners	81,631	52,602
	-----------------	-----------------
Total partners' equity	$1,375,348	$1,260,246
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$151,807	$46,634	$198,441
Interest income	496	152	648
	-----------	-----------	-----------
Total Revenue	152,303	46,786	199,089
	-----------	-----------	-----------

Costs and Expenses:
Production expense	32,637	10,026	42,663
General and administrative to a related party	19,278	5,922	25,200
General and administrative	2,232	686	2,918
Depreciation, depletion and amortization	12,083	1,123	13,206
	-----------	-----------	-----------
Total Costs and Expenses	66,230	17,757	83,987
	-----------	-----------	-----------

Net Income	$86,073	$29,029	$115,102
	=======	=======	=======
Net Income per equity unit	$5.48
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$130,338	$40,038	$170,376
Interest income	498	46	544
	-----------	-----------	-----------
Total Revenue	130,836	40,084	170,920
	-----------	-----------	-----------

Costs and Expenses:
Production expense	51,357	15,776	67,133
General and administrative to a related party	19,278	5,922	25,200
General and administrative	2,782	855	3,637
Depreciation, depletion and amortization	14,176	1,317	15,493
	-----------	-----------	-----------
Total Costs and Expenses	87,593	23,870	111,463
	-----------	-----------	-----------

Net Income	$43,243	$16,214	$59,457
	=======	=======	=======
Net Income per equity unit	$2.75
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2002	$1,195,487	$39,137	$1,234,624
Partners' contributions	--	228	228
Distributions to partners	(78,485)	(24,110)	(102,595)
Net Income	90,642	37,347	127,989
	--------------	--------------	-------------
Balance at December 31, 2003	1,207,644	52,602	1,260,246
Net Income	86,073	29,029	115,102
	--------------	--------------	-------------
Balance at March 31, 2004	$1,293,717	$81,631	$1,375,348
	=========	=========	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2004	Three months Ended March 31, 2003

Net cash provided by operating activities	$27,573	$57,985
	----------	----------

Net increase in cash and cash equivalents	$27,573	$57,985
Cash and cash equivalents at beginning of period	270,267	160,778
	----------	----------
Cash and cash equivalents at end of period	$297,840	$218,763
	======	======

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

March 31, 2004

1. The accompanying statements for the period ending March 31, 2004, are unaudited but reflect all adjustments necessary to present fairly the financial condition and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2004, the General partners have distributed $2,221,126 or 14.15%, of original Limited Partner capital contributions, to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96, a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98, a high of $5.05 and the average was $3.38. The range during the first quarter of 2004 has been from $5.08 to $7.01 with an average of $5.96. The recent futures market prices have been in the $5.62 range.


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

  Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. A portion of the Partnership's wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser's transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership experienced an increase in its gas production, from 29,130 MCF in the first quarter of 2003 compared to 31,326 MCF in the first quarter of 2004. The average price per MCF increased from $5.27 in the first quarter of 2003 compared to $6.30 in the first quarter of 2004. The operating revenue increased from $170,376 in the first quarter of 2003 compared to $198,441 in first quarter of 2004.

The Partnership did not receive any other income during the first quarter of 2004. Production expenses decreased from $67,133 in 2003 to $42,663 in 2004. The current production expenses include variable costs associated with volume changes, repairs, and labor costs associated the any supplementary repairs and recompletions. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.


Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 2003 and 2004 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2003 or during the first three months of 2004. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the first quarter of 2004 and had no open hedging transactions at March 31, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.


Item 4 Controls and Procedures

PrimeEnergy Management Corporation ("PEMC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, PEMC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, PEMC's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in PEMC's internal controls or in other factors which could significantly affect internal controls subsequent to the date PEMC carried out its evaluation.


PART II Other Information:

Items 1 through 5 have been omitted in that each item is either not applicable or the answer is negative.

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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

May 13, 2004
(Date)