Form 10-Q
period 2004-06-30
STERLING DRILLING FUND 1983-2
filed 2004-08-13
CIK 722439


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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


Sterling Drilling Fund 1983-2

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets-June 30, 2004 and December 31, 2003.	3
Statements of Operations for the Six and Three Months Ended June 30, 2004 and 2003.	4-7
Statements of Changes in Partners' Equity for the Six and Three Months Ended June 30, 2004 and 2003.	8-9
Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

Part II. Other Information	16

Signature	17


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheet

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$398,031	$270,267
Due from affiliates	91,970	9,020
	----------------	-----------------
Total current assets	490,001	279,287
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,614,960)	(12,588,547)
	-----------------	-----------------
	954,546	980,959
	-----------------	-----------------
Total assets	$1,444,547	$1,260,246
	==========	==========
Partners' equity
Limited partners	$1,344,673	$1,207,644
General partners	99,874	52,602
	-----------------	-----------------
Total partners' equity	$1,444,547	$1,260,246
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$313,746	$96,380	$410,126
Interest income	1,148	352	1,500
	-----------	-----------	-----------
Total Revenue	314,894	96,732	411,626
	-----------	-----------	-----------

Costs and Expenses:
Production expense	107,190	32,928	140,118
General and administrative to a related party	38,556	11,844	50,400
General and administrative	7,951	2,443	10,394
Depreciation, depletion and amortization	24,168	2,245	26,413
	-----------	-----------	-----------
Total Costs and Expenses	177,865	49,460	227,325
	-----------	-----------	-----------

Net Income	$137,029	$47,272	$184,301
	=======	=======	=======
Net Income per equity unit	$8.73
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Six Months Ending June 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$251,436	$77,239	$328,675
Interest income	1,001	93	1,094
	------------	------------	------------
Total Revenue	252,437	77,332	329,769
	------------	------------	------------

Costs and Expenses:
Production expense	107,039	32,881	139,920
General and administrative to a related party	38,556	11,844	50,400
General and administrative	7,998	2,457	10,455
Depreciation, depletion and amortization	28,351	2,634	30,985
	------------	------------	------------
Total Costs and Expenses	181,944	49,816	231,760
	------------	------------	------------
Net Income	$70,493	$27,516	$98,009
	=======	=======	=======

Net Income per equity unit	$4.49
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$161,939	$49,746	$211,685
Interest income	652	200	852
	------------	-----------	------------
Total Revenue	162,591	49,946	212,537
	------------	-----------	------------

Costs and Expenses:
Production expense	74,553	22,902	97,455
General and administrative to a related party	19,278	5,922	25,200
General and administrative	5,719	1,757	7,476
Depreciation, depletion and amortization	12,085	1,122	13,207
	------------	-----------	------------
Total Costs and Expenses	111,635	31,703	143,338
	------------	-----------	------------
Net Income	$50,956	$18,243	$69,199
	=======	=======	=======

Net Income per equity unit	$3.25
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending June 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$121,098	$37,201	$158,299
Interest income	503	47	550
	------------	------------	------------
Total Revenue	121,601	37,248	158,849
	------------	------------	------------

Costs and Expenses:
Production expense	55,682	17,105	72,787
General and administrative to a related party	19,278	5,922	25,200
General and administrative	5,216	1,602	6,818
Depreciation, depletion and amortization	14,175	1,317	15,492
	------------	------------	------------
Total Costs and Expenses	94,351	25,946	120,297
	------------	------------	------------
Net Income	$27,250	$11,302	$38,552
	=======	=======	=======

Net Income per equity unit	$1.74
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

Six Months Ended June 30, 2004

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,207,644	$52,602	$1,260,246
Net Income	137,029	47,272	184,301
	-------------	-------------	-------------
Balance at end of period	$1,344,673	$99,874	$1,444,547
	========	========	=========

Six Months Ended June 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,195,487	$39,137	$1,234,624
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	70,493	27,516	98,009
	-------------	-------------	-------------
Balance at end of period	$1,187,495	$42,543	$1,230,038
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

Three Months Ended June 30, 2004

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,293,717	$81,631	$1,375,348
Net Income	50,956	18,243	69,199
	-------------	-------------	-------------
Balance at end of period	$1,344,673	$99,874	$1,444,547
	========	========	========

Three Months Ended June 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,238,730	$55,351	$1,294,081
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	27,250	11,302	38,552
	-------------	-------------	-------------
Balance at end of period	$1,187,495	$42,543	$1,230,038
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Six months Ended June 30, 2004	Six months Ended June 30, 2003

Net cash provided by operating activities	$127,764	$109,317
	------------	-------------

Cash flows from financing activities:
Distribution to partners	-	(102,595)
	------------	-------------
Net cash used in financing activities	-	(102,595)
	------------	-------------

Net increase in cash and cash equivalents	127,764	6,722

Cash and cash equivalents at beginning of period	270,267	160,778
	-------------	--------------
Cash and cash equivalents at end of period	$398,031	$167,500
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

June 30, 2004

1. The accompanying statements for the period ending June 30, 2004, are unaudited but reflect all adjustments necessary to present fairly the financial condition and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of June 30, 2004, the General partners have distributed $2,221,126 or 14.15%, of original Limited Partner capital contributions, to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96, a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98, a high of $5.05 and the average was $3.38. The range during the first six months of 2004 has been from $5.08 to $7.01 with an average of $5.86. The recent futures market prices have been in the $5.96 range.


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

  Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. A portion of the Partnership's wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser's transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership experienced an increase in its gas production, from 59,751 MCF in 2003 compared to 61,177 MCF in 2004. The average price per MCF increased from $5.04 in 2003 compared to $6.50 in the 2004. The operating revenue increased from $328,675 in 2003 compared to $410,126 in 2004.

The Partnership did not receive any other income during the first half of 2004. Production expenses increased from $139,920 in 2003 to $140,118 in 2004. The current production expenses include variable costs associated with volume changes, repairs, and labor costs associated the any supplementary repairs and recompletions. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.


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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2003 or during the first six months of 2004. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the second quarter of 2004 and had no open hedging transactions at June 30, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue therefrom.


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


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

August 13, 2004
(Date)