Form 10-Q
period 2004-09-30
STERLING DRILLING FUND 1983-2
filed 2004-11-05
CIK 722439


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

or

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


Sterling Drilling Fund 1983-2

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - September 30, 2004 and December 31, 2003.	3
Statements of Operations for the Nine and Three Months Ended September 30, 2004 and 2003.	4-7
Statements of Changes in Partners' Equity for the Nine and Three Months Ended September 30, 2004 and 2003.	8-9
Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

Part II. Other Information	16

Signature	17


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheet

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$382,555	$270,267
Due from others	87,635	9,020
	----------------	-----------------
Total current assets	470,190	279,287
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,628,166)	(12,588,547)
	-----------------	-----------------
	941,340	980,959
	-----------------	-----------------
Total Assets	$1,411,530	$1,260,246
	==========	==========

Liabilities and Partners' Equity
Current Liabilities:
Due to affiliates	$14,807	$-
	-----------------	-----------------
Total Current Liabilities	14,807	-
	-----------------	-----------------
Partners' Equity
Limited partners	1,306,107	1,207,644
General partners	90,616	52,602
	-----------------	-----------------
Total Partners' Equity	1,396,723	1,260,246
	-----------------	-----------------

Total Liabilities and Partners' Equity	$1,411,530	$1,260,246
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$450,720	$138,456	$589,176
Interest income	1,800	553	2,353
	-----------	-----------	-----------
Total Revenue	452,520	139,009	591,529
	-----------	-----------	-----------

Costs and Expenses:
Production expense	170,154	52,270	222,424
General and administrative to a related party	57,834	17,766	75,600
General and administrative	11,333	3,481	14,814
Depreciation, depletion and amortization	36,251	3,368	39,619
	-----------	-----------	-----------
Total Costs and Expenses	275,572	76,885	352,457
	-----------	-----------	-----------

Net Income	$176,948	$62,124	$239,072
	=======	=======	=======
Net Income per equity unit	$11.27
	======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$367,150	$112,784	$479,934
Interest income	1,416	132	1,548
	-------------	-------------	-------------
Total Revenue	368,566	112,916	481,482
	------------	------------	------------

Costs and Expenses:
Production expense	168,769	51,844	220,613
General and administrative to a related party	57,834	17,766	75,600
General and administrative	11,421	3,509	14,930
Depreciation, depletion and amortization	42,527	3,951	46,478
	-------------	-------------	-------------
Total Costs and Expenses	280,551	77,070	357,621
	------------	------------	------------
Net Income	$88,015	$35,846	$123,861
	=======	=======	=======

Net Income per equity unit	$5.61
	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2004

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$136,974	$42,076	$179,050
Interest income	652	201	853
	------------	-----------	------------
Total Revenue	137,626	42,277	179,903
	------------	-----------	------------

Costs and Expenses:
Production expense	62,964	19,342	82,306
General and administrative to a related party	19,278	5,922	25,200
General and administrative	3,382	1,038	4,420
Depreciation, depletion and amortization	12,083	1,123	13,206
	------------	-----------	------------
Total Costs and Expenses	97,707	27,425	125,132
	------------	-----------	------------
Net Income	$39,919	$14,852	$54,771
	=======	=======	=======

Net Income per equity unit	$2.54
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2003

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$115,714	$35,545	$151,259
Interest income	415	39	454
	-----------	----------	----------
Total Revenue	116,129	35,584	151,713
	------------	------------	------------

Costs and Expenses:
Production expense	61,730	18,963	80,693
General and administrative to a related party	19,278	5,922	25,200
General and administrative	3,423	1,052	4,475
Depreciation, depletion and amortization	14,176	1,317	15,493
	------------	------------	------------
Total Costs and Expenses	98,607	27,254	125,861
	-----------	----------	----------
Net Income	$17,522	$8,330	$25,852
	=======	=======	=======

Net Income per equity unit	$1.12
	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2004

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,207,644	$52,602	$1,260,246
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	176,948	62,124	239,072
	-------------	-------------	-------------
Balance at end of period	$1,306,107	$90,616	$1,396,723
	========	========	=========

Nine Months Ended September 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,195,487	$39,137	$1,234,624
Partners'contribution	-	228	228
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	88,015	35,846	123,861
	-------------	-------------	-------------
Balance at end of period	$1,205,017	$51,101	$1,256,118
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2004

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,344,673	$99,874	$1,444,547
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	39,919	14,852	54,771
	-------------	-------------	-------------
Balance at end of period	$1,306,107	$90,616	$1,396,723
	========	========	========

Three Months Ended September 30, 2003

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,187,495	$42,543	$1,230,038
Partners' contributions	-	228	228
Net Income	17,522	8,330	25,852
	-------------	-------------	-------------
Balance at end of period	$1,205,017	$51,101	$1,256,118
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2004	Nine months Ended September 30, 2003

Net cash provided by operating activities	$239,072	$156,242
	------------	------------

Cash flows from financing activities:
Partners' contributions	-	228
Distribution to partners	(102,595)	(102,595)
	------------	------------
Net cash used in financing activities	(102,595)	(102,367)
	------------	------------

Net increase in cash and cash equivalents	112,288	53,875

Cash and cash equivalents at beginning of period	270,267	160,778
	-------------	--------------
Cash and cash equivalents at end of period	$382,555	$214,653
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

September 30, 2004

1. The accompanying statements for the period ending September 30, 2004, are unaudited but reflect all adjustments necessary to present fairly the financial condition and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of September 30, 2004, the General partners have distributed $2,299,610.50 or 14.65%, of original Limited Partner capital contributions, to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2003 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2003 and 2002 were not considered. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96, a high of $12.20 and the average was $5.48. The spot price for gas at December 31, 2002 was $4.58 per MMBTU. The range of spot prices during the year 2002 was a low of $1.98, a high of $5.05 and the average was $3.38. The range during the first nine months of 2004 has been from $4.39 to $7.01 with an average of $5.74. The recent futures market prices have average approximately $6.40.

- 13

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

  Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. A portion of the Partnership's wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser's transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership experienced an increase in its gas production, from 89,260 MCF in 2003 compared to 89,971 MCF in 2004. The average price per MCF increased from $4.95 in 2003 compared to $6.45 in the 2004. The operating revenue increased from $479,934 in 2003 compared to $589,176 in 2004.

The Partnership did not receive any other income during the first nine months of 2004. Production expenses increased from $220,613 in 2003 to $222,424 in 2004. The current production expenses include variable costs associated with volume changes, repairs, and labor costs associated the any supplementary repairs and recompletions. The production volume variations can be a result of changes in transportation line pressures, miscellaneous shut-ins for maintenance and natural declines.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2003 or during the first nine months of 2004. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the third quarter of 2004 and had no open hedging transactions at September 30, 2004 or December 31, 2003. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

November 5, 2004
(Date)