Form 10-K
period 2004-12-31
STERLING DRILLING FUND 1983-2
filed 2005-03-30
CIK 722439


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Units of Limited Partnership
(Title of Class)

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether Registrant is an accelerated filer as defined in Exchange Act Rule 12-b-2. YES ☐ NO ☑

     The Registrant has no voting stock. There is no market for the Units and therefore no market value of the Units is reported.

     The number of Units of the Registrant outstanding as of March 15, 2005, was: 15,697.

DOCUMENTS INCORPORATED BY REFERENCE

NONE


STERLING DRILLING FUND 1983-2, L.P.

FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended
December 31, 2004

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

     The principal place of business of the Partnership is at One Landmark Square, Stamford, Connecticut 06901, and telephone (203) 358-5700. The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, (a New York corporation), which is a wholly owned subsidiary of PrimeEnergy Corporation, (a publicly held Delaware corporation). Messrs. Charles E. Drimal, Jr., Oliver J. Sterling and Samuel R. Campbell also are General Partners. Mr. Drimal is a Director, President and Chief Executive Officer of PrimeEnergy Management Corporation and PrimeEnergy Corporation.

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

     During 2004 and 2003 the Partnership did not engage in any other development drilling activities or the acquisition of any significant additional properties, but engaged in the production of oil and gas from its producing properties in the usual and customary course. Since January 1, 2005, and to the date of this Report, the Partnership has not engaged in any drilling activities nor participated in the acquisition of any material producing oil and gas properties.

     During 2002, PrimeEnergy Management negotiated a Farmout Agreement with Ardent Resources Inc. (“Ardent”) covering leasehold interests in acreage located in Calhoun County, West Virginia. Pursuant to this agreement, Ardent had the right but not the obligation to select acreage and drill a deep well subject to an overriding royalty due to the lease hold owners. As of February 13, 2005, Ardent had not spudded a test well under the agreement, therefore, the agreement has terminated. Acreage held by Sterling Drilling Fund 1983-2 was included in the Farmout Agreement; PrimeEnergy Management may discuss the possibility of farming out additional deep rights held by the Partnership under the same terms with other parties, however, at this time there are no new agreements.


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

     The Partnership does not currently own or lease any bulk storage facilities or pipelines other than those adjacent to, and used in connection with producing wells. The Partnership deals with a number of major independent companies for the purchase of its oil and gas production in the areas of production. In 2004, $641,447 or 82.08% and $130,529 or 16.70% of the Partnership’s gas production was sold to Dominion Field Services and Cabot Oil & Marketing Corporation respectively, and $40,177 or 100% of the Partnership’s oil production was sold to Clearfield Appalachian Holdings. None of the purchasers has any relationship or is otherwise affiliated with the Partnership. The Partnership believes that its current purchasers will continue to purchase oil and gas products, and if not, could be replaced by other purchasers.

Environmental Matters

     The Petroleum industry is subject to numerous federal and state environmental statutes, regulations and other pollution controls. In general, the Partnership is and will be subject to present and future environmental statutes and regulations, and in the future the cost of its activities may materially increase as a result thereof. The Partnership’s expenses concerning preservation of the environment during 2004 as they relate to its oil and gas operations were not significant in relation to operating costs and the Partnership expects no material change in the near future. The Partnership believes that environmental regulations should not result in a future curtailment of production, or otherwise have a materially adverse effect on the Partnership’s operations or financial condition.


Regulation

     The Partnership’s oil and gas operations are subject to a wide variety of federal, state and local regulations. Administrative agencies in such jurisdictions may promulgate and enforce rules and regulations relating to (among other things) drilling and spacing of oil and gas wells, production rates, prevention of waste, conservation of natural gas and oil, pollution control, and various other matters, all of which may affect the Partnership’s future operations and production of oil and gas. The Partnership’s natural gas production and prices received for natural gas is regulated by the Federal Energy Regulatory Commission (“FERC”) and the Natural Gas Policy Act of 1978 and various state regulations. The Partnership is also subject to state drilling and proration regulations affecting its drilling operations and production rates.

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

     Additional proposals and proceedings that might affect the natural gas industry are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Partnership cannot predict when or if any such proposals may become effective or their effect (if any) on the Partnership’s operations. The Partnership believes that it will comply with all orders and regulation changes applicable to its operations. However, in view of the many uncertainties with respect to the current controls (including their duration and possible modification together with any new proposals that may be enacted), the Partnership cannot predict the overall effect (if any) of such controls on its operations.

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


Item 2. PROPERTIES

     The Partnership has no interest in any properties other than its oil and gas properties. The information set forth below summarizes the Partnership’s oil and gas wells, and production and reserves for the periods indicated.

Producing Wells and Operating Information

     The Partnership, following its formation in December 1983, contracted for the drilling of 52 development wells, which resulted in 51 producing wells and one dry hole.

     As of December 31, 2004, the Partnership had ownership interests in the following gross and net producing oil and gas wells and gross and net producing acres.(1) The Partnership has no material undeveloped leasehold, mineral or royalty acreage.

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

     The following table sets forth the Partnership’s oil and gas production, average sales prices and average production costs as of and for the periods indicated:

	ALL YEAR’S ENDED DECEMBER 31
	2004	2003	2002	2001	2000
Production:
Oil and Condensate (bbl)	1,076	1,685	1,335	1,748	1,861
Gas (Mcf)	115,766	106,203	124,178	140,730	141,004
Average Price of Sales:
Oil and Condensate (bbl)	37.35	26.99	20.60	22.69	26.91
Gas (Mcf)	6.75	4.90	3.55	5.20	3.57
Production Expense per Dollar Of Operating Revenue	0.46	0.48	0.60	0.47	0.43


Oil and Gas Reserves

     The Partnership’s interests in proved developed oil and gas properties have been evaluated by Ryder Scott Company, L.P. for the periods indicated below. All of the Partnership’s reserves are located in the continental United States. The following table summarizes the Partnership’s oil and gas reserves at the dates shown (figures rounded):

	Proved Developed
As of 12-31	Oil (bbls)	Gas (Mcf)
2000	20,400	2,321,540
2001	21,340	2,205,100
2002	19,600	2,160,600
2003	22,310	2,125,500
2004	18,700	2,233,400

     The estimated future net revenue using current prices and costs as of the dates indicated, exclusive of income taxes (at a 10% discount for estimated timing of cash flow) for the Partnership’s proved developed oil and gas reserves for the periods indicated are summarized as follows (figures rounded):

	Proved Developed
	Future Net	Present Value of
As of 12-31	Revenue $	Future Net Revenue $
2000	19,003,750	7,413,300
2001	3,408,560	1,477,000
2002	5,969,800	2,491,400
2003	9,040,450	3,778,960
2004	10,507,780	4,401,460

     The estimated reserve and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report.

     In accordance with FASB Statement No. 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB regulations, changes in market prices subsequent to December 31, 2004 and 2003 were not considered. The spot price for gas on December 31, 2004 was $6.18 per MMBTU. The range of spot prices during the year 2004 was a low of $4.39 and a high of $7.96; the average price was $5.87. The spot price for gas at December 31, 2003 was $5.97 per MMBTU. The range of spot prices during the year 2003 was a low of $3.96 and a high of $12.20; the average price was $5.48. The range during the first two months of 2005 has been from $5.57 to $6.50 with an average of $6.13. The recent futures market prices have been in the $7.00 range.


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

     There were no matters submitted during 2004 for vote by the holders of Partnership Units.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no market for the Limited Partnership Units (the “Units) of the Partnership. As of February 28, 2005, there were 646 holders of record of the Units.

     The Units are not regarded as stock, and payments or distributions to holders of Units are not made in the form of dividends. Cash distributions to the holders of Units for 2004 aggregated $78,485. Aggregate cash distributions to the holders of the Units as of December 31, 2004 was $2,299,611.

     The Managing General Partner may purchase Units directly from the unit holders if presented to the Managing General Partner. This is subject to conditions such as, limitations on the number of Units, and will be carried out at a price to be fixed by the Managing General Partner in accordance with certain procedures provided for in the Limited Partnership Agreement of the Partnership.

Item 6. SELECTED FINANCIAL DATA

     The information required hereunder is set forth under “Selected Financial Data” in the Financial Information section included in this Report. The index to the Financial Information section is at page F-1.


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

Item 9B. OTHER INFORMATION

     No information was required to be disclosed by Registrant in a report on Form 8-K during the fourth quarter of the year covered by this Report.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Managing General Partner of the Partnership is PrimeEnergy Management Corporation, a New York corporation (“Management”). The principal business of Management is the management of the Partnership and other publicly and privately held exploration and development limited partnerships, joint ventures and asset and income fund limited partnerships. As of March 15, 2005, Management acts as the Managing General Partner in a total of 18 limited partnerships (of which two are publicly held) and is the Managing Trustee of two Delaware Business Trusts. The primary activity of such Partnerships and trusts is the production of oil and gas. Management, as the Managing General Partner of the Partnership, will devote such time as it believes necessary to the conduct and management of the business and affairs of the Partnership. Management, and other of the General Partners of the Partnership, are engaged in and intend to continue to engage in the oil and gas business for their own accounts and for the accounts of others.

     Management, which provides all of the executive, management and administrative functions of the Partnership, is a wholly owned subsidiary of PrimeEnergy Corporation (“PrimeEnergy”), a publicly held Delaware corporation. The principal offices of PrimeEnergy and Management are in Stamford, Connecticut. The operating subsidiaries of PrimeEnergy, Prime Operating Company and Eastern Oil Well Service Company maintain their principal offices in Houston, Texas, with district offices in Midland, Texas, Oklahoma City, Oklahoma, and Charleston, West Virginia. PrimeEnergy and its subsidiaries have approximately 194 employees including their principal officers, providing management and administrative services, accounting, engineers, geologists, production engineers, land department personnel and field employees.

     Set forth below is information concerning the directors and executive officers of Management and PrimeEnergy that are involved with the conduct of the business and operations of the Partnership.

     Charles E. Drimal, Jr., age 57, is a Director and President of Management and has held those positions since May 1983. He is also a Director and President of Prime Energy and the operating subsidiaries. He graduated from the University of Maryland in 1970 and from Samford University School of Law in 1973 and is a member of the New York State Bar.

     Beverly A. Cummings, age 51, has been a Director and Vice President of Finance with Management since August 1985. She is also a Director and Vice President, Finance, and Treasurer of PrimeEnergy and the operating subsidiaries. Ms. Cummings is a Certified Public Accountant and holds a Bachelor of Science degree from the State University of New York and a Master in Business Administration from Rutgers University.


     Joan Podlovits, age 39, has been Controller of PrimeEnergy Management Corporation since September 2002. She joined Management in July 1989 as a staff accountant. She held the position of Accounting Manager for Management from April 1994 to August 2002. She is a graduate of Pace University with a Bachelor of Business Administration degree in Public Accounting.

     James F. Gilbert, age 72, has been Secretary of Management since June 1990, and has been Secretary of PrimeEnergy since March 1973, and was a Director of PrimeEnergy from that date to October 1987. He also serves as Secretary of the operating subsidiaries. He is an attorney in Dallas, Texas.

Item 11. EXECUTIVE COMPENSATION

     The Partnership has no officers, directors or employees. The officers and employees of the Managing General Partner and PrimeEnergy perform all management and operational functions of the Partnership. The Partnership does not pay any direct salaries or other remuneration to the officers, directors or employees of the Managing General Partner or PrimeEnergy. The Managing General Partner is reimbursed for the general and administrative expenses of the Partnership, which are allocated to the Partnership, together with administrative work by third parties limited annually to 5% of the aggregate capital contribution of the holders of the Partnership Units. During 2004 and 2003 the allocation of general and administrative expenses to the Partnership was approximately $100,800 per year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows as of March 15, 2005 the name and address and the number and percent of Units beneficially and directly owned by each person, entity or group, known to the Partnership to own more than 5% of the Units.

	number
name and address of beneficial owner	of units	Percent
PrimeEnergy Management Corporation One Landmark Square Stamford, CT 06901	1,176	7.49%
PrimeEnergy Corporation One Landmark Square Stamford, CT 06901	7,367	46.96%


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prime Operating Company acts as the operator for most of the producing oil and gas wells of the Partnership pursuant to operating agreements with the Partnership and other working interest owners, including other partnerships managed by the Managing General Partner. In 2004 Prime Operating Company was paid well operating fees ranging from about $235 to $652 per month per well. Well operating supplies and equipment and related servicing operations are generally provided by Eastern Oil Well Service Company.

The Partnership pays its proportionate part of such operating fees and expenses. Such fees and expenses vary depending on such matters as the location of the well, the complexity of the producing equipment, whether wells produce oil, gas, or both, and similar factors. The Partnership believes that such services are as favorable to the Partnership as they would be if the Partnership entered into such transactions with unaffiliated third parties. In 2004 and 2003, the Partnership paid an aggregate of $203,475 and $169,220 respectively, in such fees and expenses.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Partnership has been charged for audit fees the amounts of $9,500 in 2004 and $9,500 in 2003 for services rendered in connection with the audit of the Partnership’s Financial Statements by Pustorino, Puglisi & Co. LLP. No tax related or any other fees were incurred by the Partnership. The Audit Committee of PrimeEnergy Management Corporation, as the Managing General Partner, approved the fees and independent audit services provide by Pustorino, Puglisi & Co. LLP.

PART IV

Item 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1.	Financial Statements (Index to the Financial Information at page F-1)

2.	Financial Statement Schedules:

Schedule V Property and Equipment – Oil and Gas Properties Schedule VI Accumulated Depreciation, Depletion and Amortization – Oil and Gas Properties

3.	Exhibits:

3	Form of Agreement of Limited Partnership of Sterling Drilling Fund 1983-2 (Incorporated by reference to Exhibit (3) of Sterling Drilling Fund 1983-2 Form 10-K for the year ended December 31, 1994.)

23	Consent of Ryder Scott Company, L.P. (filed herewith)

31.1	302 Certification of Chief Executive Officer (filed herewith)

31.2	302 Certification of Chief Financial Officer (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

<Page 12>

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized, on the 30th day of March, 2005.

Sterling Gas Drilling Fund 1982
By:	PrimeEnergy Management Corporation
Managing General Partner

By:	/S/ Charles E. Drimal Jr.

Charles E. Drimal, Jr.
President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 30th day of March, 2005.

/S/ Charles E. Drimal Jr	Director and President,
PrimeEnergy Management Corporation
Charles E. Drimal, Jr.
The Principal Executive Officer

/S/ Beverly A. Cummings	Director and Vice President and Treasurer,
PrimeEnergy Management Corporation;
Beverly A. Cummings
The Principal Financial
and Accounting Officer


STERLING DRILLING FUND 1983-2, L.P.

(a New York limited partnership)

All other schedules have been omitted, as the information required is either included in the financial statements, related notes, or is not applicable.


Item 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data to highlight significant trends in the Registrant’s financial condition and results of operations for the periods indicated. The selected financial data should be read in conjunction with the financial statements and related notes included elsewhere in this report.

	Year Ended December 31, (in thousands)
	2004	2003	2002	2001	2000
Revenues	$822	$566	$469	$771	$553
Net Income:
Limited Partners	212	91	17	210	104
General Partners	74	37	17	77	44
Per equity unit	13.53	5.77	1.11	13.40	6.61
Total assets	1,444	1,260	1,235	1,507	1,321
Cash Distributions:
Limited Partners	78	78	235	78	39
General Partners	24	24	72	23	11
Limited partners as a % of original contribution	0.50%	0.50%	1.50%	0.50%	0.25%

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     1. Liquidity: The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of December 31, 2004, the General partners have distributed $2,299,611 or 14.65%, of original Limited Partner capital contributions, to the Limited Partners.

     The net proved oil and gas reserves of the Partnership are considered to be a primary indicator of financial strength and future liquidity. The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2003, was approximately $3,778,960 as compared to the discounted reserves as of December 31, 2004, which were approximately $4,401,460. Overall reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The estimated reserve quantities and future income quantities are related to hydrocarbon prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. See Item 1. Business-Oil and Gas Reserves.


     2. Capital Resources: The Partnership was formed for the sole intention of drilling oil and gas wells. The Partnership entered into a drilling contract with an independent contractor in December 1983, for $13,400,000. Pursuant to the terms of this contract fifty-two wells were drilled resulting in fifty-one producing wells and one dry hole.

     3. Results of operations:

     2004 compared to 2003

The Partnership gas production increased from 106,203 MCF in 2003 to 115,766 MCF in 2004 with a price per MCF of $4.90 in 2003 and $6.75 in 2004. There was a decrease oil production from 1,685 barrels in 2003 to 1,076 barrels in 2004. The Partnership’s overall operating revenue, excluding other income, increased from $565,577 in 2003 to $821,656 in 2004. Overall revenue increased due to increased gas production combined with higher average price received. The gas produced by the Partnership is currently being sold at spot market prices with the option to lock the rate if it will be favorable to the Partnership.

     General and administrative costs decreased slightly from $119,017 in 2003 to $118,781 in 2004. These amounts reflect management’s efforts to limit costs both incurred and allocated to the Partnership. Management uses in-house resources if these resources will provide efficient and timely services to the partnership. Amounts in both years are substantially less than the $784,850 allocable to the Partnership under the Partnership Agreement.

     Interest income fluctuates with changes in the interest rates received as well as the amount of cash in the bank at any given time.

     Some production expenses are directly related to production volumes while others are directly related to repairs, labor, location costs and maintenance of the wells and well sites. The standard production operating expenses in 2004 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The operator completed additional repairs, used artificial lift equipment and workovers as a means to help maintain production, increase production, or halt significant declines for a particular well or wells. During 2004 additional repairs were performed on three wells and these costs were included in the overall lease operating expenses. The Partnership’s production expenses increased from $272,237 in 2003 to $375,230 in 2004.

     The Partnership records additional depreciation, depletion and amortization to the extent that the net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership. No additional depletion deduction was needed in 2003 or 2004. The overall Partnership depreciation and depletion expense was consistent with the current basis in the Partnership properties and the rates applied.


     2003 compared to 2002

     The Partnership gas production declined from 124,178 MCF in 2002 to 106,203 MCF in 2003. There was a slight increase oil production from 1,335 barrels in 2002 to 1,685 barrels in 2003. The Partnership average price per MCF received was higher in 2003, from $3.55 in 2002 to $4.90 in 2003. The Partnership’s overall operating revenue, excluding other income, increased from $468,803 in 2002 to $565,577 in 2003. In December 2002 the Partnership entered into a contract to sell approximately seventy-five percent of the amount of its gas sold under a fixed contract price subject to transportation cost. The remaining gas sold by the Partnership was sold at spot market prices. This combination allowed the Partnership to sell its gas and avoid some of the more significant negative swings that could occur in the spot market. A portion of the Partnership’s wells were shut-in during November and December 2003 due to a fire at a compressor plant on one of the Purchaser’s transportation lines servicing the Partnership wells. All wells were back on line as of December 31, 2003 due to the main transport lines being re-routed around the compressor plant. The Partnership did experience declines in its gas production that can be directly attributed to this shut-in. The Partnership’s overall revenue increased due to the higher prices received per MCF.

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


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Sterling Drilling Fund 1983-2, L.P.:

We have audited the accompanying balance sheets of Sterling Drilling Fund 1983-2, L.P. (a New York limited partnership) (the “Partnership”) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Drilling Fund
1983-2, L.P. as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity in conformity with U.S generally accepted accounting principles.

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

PUSTORINO, PUGLISI & CO., LLP
New York, New York
March 3, 2005


STERLING DRILLING FUND 1983-2
(a New York limited partnership)

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

Assets

	2004	2003
Current Assets:
Cash and cash equivalents (Note 2)	$362,905	$270,267
Due from affiliates (Note 6)	27,762	9,020
Due from others	117,342	—

Total Current Assets	508,009	279,287

Oil and Gas Properties – successful efforts methods (Note 3) - Leasehold costs	497,639	497,639
Wells and related facilities	13,071,867	13,071,867

Total	13,569,506	13,569,506
Less – Accumulated depreciation, depletion and amortization	(12,633,285)	(12,588,547)

	936,221	980,959

Total Assets	$1,444,230	$1,260,246

Partners’ Equity

Partners’ Equity:
Limited partners	$1,341,508	$1,207,644
General partners	102,722	52,602

Total Partners’ Equity	$1,444,230	$1,260,246

The Notes to Financial Statements are an integral part of these statements.


STERLING DRILLING FUND 1983-2
(a New York limited partnership)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002

	2004			2003			2002
	Limited	General		Limited	General		Limited	General
	Partners	Partners	Total	Partners	Partners	Total	Partners	Partners	Total
Revenue:
Operating revenues	$628,567	$193,089	$821,656	$432,666	$132,911	$565,577	$358,634	$110,169	$468,803
Interest	2,635	809	3,444	1,626	500	2,126	2,516	234	2,750
Other revenue (Note 10)	—	—	—	3,995	371	4,366	21,819	6,703	28,522

Total Revenue	631,202	193,898	825,100	438,287	133,782	572,069	382,969	117,106	500,075

Costs and Expenses:
Production expenses	287,051	88,179	375,230	208,261	63,976	272,237	215,992	66,350	282,342
Depreciation, depletion and amortization	40,935	3,803	44,738	48,336	4,490	52,826	56,703	5,267	61,970
General and administrative expenses (Note 7)	90,867	27,914	118,781	91,048	27,969	119,017	92,796	28,506	121,302

Total Expenses	418,853	119,896	538,749	347,645	96,435	444,080	365,491	100,123	465,614

Net Income	$212,349	$74,002	$286,351	$90,642	$37,347	$127,989	$17,478	$16,983	$34,461

Net Income Per Equity Unit (Note 2)	$13.53			$5.75			$1.11

The Notes to Financial Statements are integral part of these statements.


STERLING DRILLING FUND 1983-2
(a New York limited partnership)

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002

	Limited	General
	Partners	Partners	Total
Balance at December 31, 2001	$1,413,464	$93,799	$1,507,263
Partners’ contributions	—	684	684
Distributions to partners	(235,455)	(72,329)	(307,784)
Net Income	17,478	16,983	34,461

Balance at December 31, 2002	1,195,487	39,137	1,234,624
Partners’ contributions	—	228	228
Distributions to partners	(78,485)	(24,110)	(102,595)
Net Income	90,642	37,347	127,989

Balance at December 31, 2003	1,207,644	52,602	1,260,246
Partners’ contributions	—	228	228
Distributions to partners	(78,485)	(24,110)	(102,595)
Net Income	212,349	74,002	286,351

Balance at December 31, 2004	$1,341,508	$102,722	$1,444,230

The Notes to Financial Statements are an integral part of these statements.


STERLING DRILLING FUND 1983-2
(a New York limited partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002

	2004	2003	2002
Cash Flows From Operating Activities:
Net Income	$286,351	$127,989	$34,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and Amortization	44,738	52,826	61,970
Changes in Assets and Liabilities:
(Increase) decrease in due from affiliates	(18,742)	31,041	(14,328)
(Increase) decrease in due from others	(117,342)	—	—

Net Cash Provided by Operating Activities	195,005	211,856	82,103

Cash Flows From Financing Activities:
Partners’ contributions	228	228	684
Distributions to partners	(102,595)	(102,595)	(307,784)

Net Cash Used in Financing Activities	(102,367)	(102,367)	(307,100)

Net Increase (decrease) in cash and cash Equivalents	92,638	109,489	(224,997)
Cash and cash equivalents, beginning of Year	270,267	160,778	385,775

Cash and cash equivalents, end of year	$362,905	$270,267	$160,778

The Notes to Financial Statements are an integral part of these statements.


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(2) Summary of Significant Accounting Policies - (Cont’d):

Oil and Gas Producing Activities:

     The Partnership accounts for its oil and gas operations using the successful efforts method of accounting on a property by property basis. The Partnership only participates in developmental drilling. Accordingly, all costs of drilling and equipping these wells, together with leasehold acquisition costs, are capitalized. These capitalized costs are amortized on a property by property basis by the unit-of-production method based upon the ratio of production to proved oil and gas reserves. Additional depreciation, depletion and amortization may be recorded if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. (See Note 4).

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


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

     The following table sets forth certain revenue and expense data concerning the Partnership’s oil and gas activities for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Average sales price per MCF of gas	$6.75	$4.90	$3.55
Average sales price per BBL of oil and other liquids	$37.35	$26.99	$20.60
Production expense per dollar of operating revenue	$0.46	$0.48	$0.60

(4) Quantities of Oil and Gas Reserves:

     The amount of proved reserves (all of which are developed) presented below has been estimated by an independent firm of petroleum engineers as of January 1, 2005. Petroleum engineers on the staff of PEC have also reviewed the data presented below, as of December 31, 2004, for consistency with current year production and operating history. All of the Partnership’s oil and gas reserves are located within the United States.

	(Unaudited)
	GAS (MCF)	OIL (BBL)
Reserves as of December 31, 2001	2,205,102	21,338
Revisions of previous estimates	79,695	(411)
Production	(124,178)	(1,335)

Reserves as of December 31, 2002	2,160,619	19,592
Revisions of previous estimates	71,083	4,398
Production	(106,203)	(1,684)

Reserves as of December 31, 2003	2,125,499	22,306
Revisions of previous estimates	223,713	(2,511)
Production	(115,766)	(1,076)

Reserves as of December 31, 2004	2,233,446	18,719


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(4) Quantities of Oil and Gas Reserves - (Cont’d):

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

     As discussed in Note 2, the Partnership may record additional depreciation, depletion and amortization if net capitalized costs exceed the undiscounted future net cash flows attributable to Partnership properties. Significant price declines affect estimated future net revenues both directly and as a consequence of their impact on estimates of future production. The Partnership has recorded no additional provision for 2004, 2003 and 2002.


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(5) Allocation of Partnership Revenues, Costs and Expenses:

Under the terms of the Limited Partnership Agreement, all Partnership revenues and expenses, including deductions attributable thereto, are to be allocated as follows:

	Limited	General
	Partners	Partners
Participation in Costs:
Sales commissions and dealer manager fees in excess of the $50,000 paid by PEMC	100%	0%
Offering costs other than $75,000 paid by the Partnership and the Sterling Drilling Fund, L.P	0%	100%
Management fee	100%	0%
Lease acquisition costs	91.5%	8.5%
Drilling and completion costs	91.5%	8.5%
General and administrative expenses	76.5%	23.5%
Production operator’s fee	76.5%	23.5%
Operating expenses	76.5%	23.5%
All other costs	91.5%	8.5%
Participation in Revenues:
Sale of production	76.5%	23.5%
Sale of properties	91.5%	8.5%
Sale of equipment	91.5%	8.5%
All other revenues	91.5%	8.5%

(6) Transactions With Affiliates:

(a)	The receivable from affiliates at December 2004 and 2003 represents general and administrative and certain other expenses incurred on behalf of the Partnership by PEC and its subsidiaries, and amounts due for production operator’s fees (Note 6(b)), net of production revenues collected on behalf of the Partnership.

(b)	As operator of the Partnership’s properties, Prime Operating Company (POC), a subsidiary of PEC, receives, as compensation from the Partnership, a monthly production operator’s fee of $235 for each producing gas well and $652 for each producing oil or combination gas and oil well, based on the Partnership’s


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(6) Transactions With Affiliates - (Cont’d):

percentage of working interest in the well. Such fee is subject to annual adjustment by the percentage increase in the Cost of Living Index published by the U.S. Department of Labor over the year in which production began. During 2004, 2003 and 2002, $196,848, $148,394, and $119,026, of production operator’s fees were incurred, respectively.

(c)	In accordance with the terms of the Partnership Agreement, the general partners are required to pay 8.5% of drilling and completion costs, lease acquisition costs and certain other costs, of which 1% will be paid for by the general partners out of revenues received by them from the Partnership. At December 31, 2004, $22,718 was due from certain general partners for such costs.

(d)	Eastern Oil Well Services Company (EOWSC), a subsidiary of PEC, provided field services to the Partnership during the years ending December 31, 2004, 2003, and 2002 for which it was billed $6,627, $20,826, and $27,873, respectively.

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

     During 2004, 2003 and 2002, the Partnership recognized general and administrative expenses incurred on its behalf by a general partner of $100,800 each year.


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(8) Federal Income Taxes:

     The following is a reconciliation between the net income as reported on the Partnership’s federal income tax return and the net income reported in the accompanying financial statements:

	Year Ended December 31,
	2004	2003	2002
Net Income as reported on the Partnership’s federal income tax return	$331,089	$180,815	$96,431

Depreciation, depletion and amortization for income tax purposes in excess of (less than) financial reporting amounts	(44,738)	(52,826)	(61,970)

Net Income/(Loss) per accompanying financial statements	$286,351	$127,989	$34,461

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


STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

(9) Major Customers:

     A schedule of the major purchases of the Partnership’s production is as follows:

Purchaser	2004	2003	2002
Dominion Field Services	$641,447	$403,586	$369,055
Cabot Oil & Marketing Corporation	$130,529	$110,037	$66,282
Clearfield Appalachian Holdings	$40,177	$45,469	$27,509

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


SCHEDULE V

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

PROPERTY AND EQUIPMENT - OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at				Balance
	Beginning	Additions		Other	at End
	of Year	at Cost	Retirements	Changes	of Year
Year Ended December 31, 2004:
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


SCHEDULE VI

STERLING DRILLING FUND 1983-2, L.P.
(a New York limited partnership)

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION - OIL AND GAS PROPERTIES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at	Charges to			Balance
	Beginning	Costs and		Other	at End
	of Year	Expenses	Retirements	Changes	of Year
Year Ended December 31, 2004:
Wells and related facilities	$12,097,444	$44,440	$—	$—	$12,141,884
Leasehold costs	491,102	298	—	—	491,400

	$12,588,546	$44,738	$—	$—	$12,633,284

Year Ended December 31, 2003:
Wells and related facilities	$12,044,970	$52,474	$—	$—	$12,097,444
Leasehold costs	490,750	352	—	—	491,102

	$12,535,720	$52,826	$—	$—	$12,588,546

Year Ended December 31, 2002:
Wells and related facilities	$11,983,414	$61,556	$—	$—	$12,044,970
Leasehold costs	490,336	414	—	—	490,750

	$12,473,750	$61,970	$—	$—	$12,535,720


INDEX TO EXHIBITS

Sequentially
Exhibit		Numbered
Number	Exhibit	Page
(3)	Form Agreement of Limited Partnership of Sterling-Fuel Resources Drilling Fund 1983-2 (now Sterling Drilling Fund 1983-2, L.P.) (incorporated by reference to Exhibit (3) of Sterling Gas Drilling Fund 1983-2,L.P., Form 10-K for the year ended December 31, 1994)

(23)	Consent of Ryder Scott Company, L.P. (filed herewith)

(31.1)	302 Certification of Chief Executive Officer (filed herewith)

(31.2)	302 Certification of Chief Financial Officer (filed herewith)

(32.1)	Certification of Chief Executive Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)