Form 10-Q
period 2005-03-31
STERLING DRILLING FUND 1983-2
filed 2005-05-13
CIK 722439


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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


Sterling Drilling Fund 1983-2

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets - March 31, 2005 and December 31, 2004.	3
Statements of Operations for the Three Months Ended March 31, 2005 and 2004.	4-5
Statements of Changes in Partners' Equity for the Three Months Ended March 31, 2005 and 2004.	6
Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004.	7
Note to the Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II. Other Information	12

Signature	13


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheet

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$356,367	$362,905
Due from affiliates	31,782	27,762
Due from others	127,792	117,342
	----------------	-----------------
Total current assets	515,941	508,009
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,646,491)	(12,633,285)
	-----------------	-----------------
	923,015	936,221
	-----------------	-----------------
Total Assets	$1,438,956	$1,444,230
	==========	==========

Partners' Equity
Limited partners	$1,330,903	$1,341,508
General partners	108,053	102,722
	-----------------	-----------------
Total Partners' Equity	$1,438,956	$1,444,230
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending March 31, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$241,840	$74,291	$316,131
Interest income	685	211	896
	-----------	-----------	-----------
Total Revenue	242,525	74,502	317,027
	-----------	-----------	-----------

Costs and Expenses:
Production expense	136,583	41,957	178,540
General and administrative to a related party	21,573	6,627	28,200
General and administrative	4,406	1,354	5,760
Depreciation, depletion and amortization	12,083	1,123	13,206
	-----------	-----------	-----------
Total Costs and Expenses	174,645	51,061	225,706
	-----------	-----------	-----------

Net Income	$67,880	$23,441	$91,321
	=======	=======	=======
Net Income per equity unit	$4.32
	=======

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


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

	Limited Partners	General Partners	Total

Balance at December 31, 2003	$1,207,644	$52,602	$1,260,246
Partners' contributions	--	228	228
Distributions to partners	(78,485)	(24,110)	(102,595)
Net Income	212,349	74,002	286,351
	--------------	--------------	-------------
Balance at December 31, 2004	1,341,508	102,722	1,444,230
Partners' contributions	--	6,000	6,000
Distributions to partners	(78,485)	(24,110)	(102,595)
Net Income	67,880	23,441	91,321
	--------------	--------------	-------------
Balance at March 31, 2005	$1,330,903	$108,053	$1,438,956
	=========	=========	=======

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Three months Ended March 31, 2005	Three months Ended March 31, 2004

Net cash provided by operating activities	$90,057	$27,573
	------------	-------------

Cash flows from financing activities:
Partners' contributions	6,000	--
Distribution to partners	(102,595)	--
	------------	-------------
Net cash used in financing activities	(96,595)	--
	------------	-------------

Net increase (decrease) in cash and cash equivalents	(6,538)	27,573

Cash and cash equivalents at beginning of period	362,905	270,267
	-------------	-------------
Cash and cash equivalents at end of period	$356,367	$297,840
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

March 31, 2005

1. The accompanying statements for the period ending March 31, 2005, are unaudited but reflect all adjustments necessary to present fairly the financial condition and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity -

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of March 31, 2005, the General partners have distributed $2,378,095.50 or 15.15%, of original Limited Partner capital contributions, to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2004 were not considered. The spot price for gas at December 31, 2004 was $6.18 per MMBTU. The range of spot prices during the year 2004 was a low of $4.37, a high of $7.96 and the average was $5.87. The range during the first quarter of 2005 has been from $5.56 to $7.19 with an average of $6.39. The recent futures market prices have been in the $6.56 range.

The present value of unescalated future net revenues (S.E.C. case) associated with such reserves, discounted at 10% as of December 31, 2004 was $4,401,460. While it may reasonably be anticipated that the prices received by Sterling Drilling Fund 1983-2 for the sale of its production may be higher or lower than the prices used in this evaluation, as described above, and the operating costs relating to such production may also increase or decrease from existing levels, such possible changes in prices and costs were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation for the SEC case. Actual volumes produced, prices received and costs incurred by the partnership may vary significantly from the SEC case.


  Capital Resources -

  The Registrant was formed for the sole intention of drilling oil and gas wells. The Registrant entered into a drilling contract with an independent contractor in December 1983 for $13,400,000. Pursuant to terms of this contract, fifty-two wells have been drilled resulting in fifty-one producing wells and one dry hole.

  Results of Operations -

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. The Partnership experienced an increase in its gas production, from 31,326 MCF in the first quarter of 2004 compared to 42,747 MCF in the first quarter of 2005. The average price per MCF increased from $6.30 in the first quarter of 2004 compared to $7.05 in the first quarter of 2005. The operating revenue increased from $198,441 in the first quarter of 2004 compared to $316,131 in first quarter of 2005.

Production expenses increased from $42,663 in 2004 to $178,540 in 2005. Some production expenses are directly related to production volumes while others are directly related to repairs, labor, location costs and maintenance of the wells and well sites. The standard production operating expenses in the first quarter of 2005 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The operator completed additional repairs, used artificial lift equipment and workovers as a means to help maintain production, increase production, or halt significant declines for a particular well or wells. Additional repairs were performed on wells and these costs, of $71,352, were included in the overall lease operating expenses.

Management continues to minimize third party costs and use in-house resources to provide efficient and timely services to the Partnership. The related party general and administrative expenses are charged in accordance with guidelines set forth in the Registrant's Management Agreement and are attributable to the affairs and operations of the Partnership and shall not exceed an annual amount equal to 5% of the Limited Partners' capital contributions. Amounts related to both 2004 and 2005 are substantially less than the amounts allocable to the Registrant under the Partnership Agreement.

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2004 or during the first three months of 2005. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the first quarter of 2005 and had no open hedging transactions at March 31, 2005 or December 31, 2004. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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


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


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING DRILLING FUND 1983-2
(Registrant)

By: /S/ Charles E. Drimal Jr.
------------------------------

Charles E. Drimal, Jr
General Partner

May 13, 2005
(Date)