Form 10-Q
period 2005-09-30
STERLING DRILLING FUND 1983-2
filed 2005-11-14
CIK 722439


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Yes /X/ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NO /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NO /X/


Sterling Drilling Fund 1983-2

Index to Form 10Q

Part 1:

Item 1. Financial Statements

Balance Sheets -- September 30, 2005 and December 31, 2004.	3
Statements of Operations for the Nine Months Ended September 30, 2005 and 2004.	4-7
Statements of Changes in Partners' Equity for the Nine Months Ended September 30, 2005 and 2004.	8-9
Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004.	10
Note to the Financial Statements	11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Part II. Other Information	15

Signature	16


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Balance Sheet

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$580,489	$362,905
Due from affiliates	62,242	27,762
Due from others	210,376	117,342
	----------------	-----------------
Total current assets	853,107	508,009
	----------------	-----------------
Oil and gas properties - successful efforts method
Leasehold costs	497,639	497,639
Well and related facilities	13,071,867	13,071,867
Less accumulated depreciation, depletion and
Amortization	(12,666,839)	(12,633,285)
	-----------------	-----------------
	902,667	936,221
	-----------------	-----------------
Total Assets	$1,755,774	$1,444,230
	==========	==========

Partners' Equity
Limited partners	$1,564,048	$1,341,508
General partners	191,726	102,722
	-----------------	-----------------
Total Partners' Equity	$1,755,774	$1,444,230
	==========	==========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Nine Months Ending September 30, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$791,139	$243,030	$1,034,169
Interest income	2,655	815	3,470
	-----------	-----------	-----------
Total Revenue	793,794	243,845	1,037,639
	-----------	-----------	-----------

Costs and Expenses:
Production expense	360,775	110,826	471,601
General and administrative to a related party	64,719	19,881	84,600
General and administrative	13,028	4,002	17,030
Depreciation, depletion and amortization	30,702	2,852	33,554
	-----------	-----------	-----------
Total Costs and Expenses	469,224	137,561	606,785
	-----------	-----------	-----------

Net Income	$324,570	$106,284	$430,854
	=======	=======	=======
Net Income per equity unit	$20.68
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


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Operations

(unaudited)

Three Months Ending September 30, 2005

	Limited Partners	General Partners	Total
Revenue:
Operating revenue	$316,058	$97,090	$413,148
Interest income	1,153	354	1,507
	------------	-----------	------------
Total Revenue	317,211	97,444	414,655
	------------	-----------	------------

Costs and Expenses:
Production expense	97,142	29,841	129,983
General and administrative to a related party	21,573	6,627	28,200
General and administrative	1,066	328	1,394
Depreciation, depletion and amortization	10,234	951	11,185
	------------	-----------	------------
Total Costs and Expenses	130,015	37,747	167,762
	------------	-----------	------------
Net Income	$187,196	$59,697	$246,893
	=======	=======	=======

Net Income per equity unit	$11.93
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


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

Nine Months Ended September 30, 2005

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,341,508	$102,722	$1,444,230
Partners' contribution	-	6,830	6,830
Distributions to partners	(102,030)	(24,110)	(126,140)
Net Income	354,570	106,284	430,854
	-------------	-------------	-------------
Balance at end of period	$1,564,048	$191,726	$1,755,774
	========	========	=========

Nine Months Ended September 30, 2004

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,207,644	$52,602	$1,260,246
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	176,948	62,124	239,072
	-------------	-------------	-------------
Balance at end of period	$1,306,107	$90,616	$1,396,723
	========	========	=========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statements of Changes in Partners' Equity

(unaudited)

Three Months Ended September 30, 2005

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,376,852	$132,029	$1,508,881
Net Income	187,196	59,697	246,893
	-------------	-------------	-------------
Balance at end of period	$1,564,048	$191,726	$1,755,774
	========	========	========

Three Months Ended September 30, 2004

	Limited Partners	General Partners	Total

Balance at beginning of period	$1,344,673	$99,874	$1,444,547
Distribution to partners	(78,485)	(24,110)	(102,595)
Net Income	39,919	14,852	54,771
	-------------	-------------	-------------
Balance at end of period	$1,306,107	$90,616	$1,396,723
	========	========	========

See accompanying note to the financial statements.


STERLING DRILLING FUND 1983-2

(a New York Limited Partnership)

Statement of Cash Flows

(unaudited)

	Nine months Ended September 30, 2005	Nine months Ended September 30, 2004

Net cash provided by operating activities	$336,894	$239,072
	------------	-------------

Cash flows from financing activities:
Partners' contributions	6,830	--
Distribution to partners	(126,140)	(102,595)
	------------	-------------
Net cash used in financing activities	(119,310)	(102,595)
	------------	-------------

Net increase in cash and cash equivalents	217,584	112,288

Cash and cash equivalents at beginning of period	362,905	270,267
	-------------	-------------
Cash and cash equivalents at end of period	$580,489	$382,555
	========	========

See accompanying note to financial statements.


STERLING DRILLING FUND 1983-2

(a New York limited partnership)

Note to Financial Statements

September 30, 2005

1. The accompanying statements for the period ending September 30, 2005, are unaudited but reflect all adjustments necessary to present fairly the financial condition and results of operations.


PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity --

The oil and gas industry is intensely competitive in all its phases. There is also competition between this industry and other industries in supplying energy and fuel requirements of industrial and residential consumers. It is not possible for the Registrant to calculate its position in the industry as the Registrant competes with many other companies having substantially greater financial and other resources. In accordance with the terms of the Agreement of Limited Partnership of the Partnership, the General Partners of the Registrant will make cash distributions of as much of the Partnership cash credited to the capital accounts of the partners as the General Partners have determined is not necessary or desirable for the payment of any contingent debts, liabilities or expenses for the conduct of the Partnership business. As of September 30, 2005, the General partners have distributed $2,401,641 or 15.30%, of original Limited Partner capital contributions, to the Limited Partners.

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

In accordance with FASB Statement No. 69, December 31, 2004 market prices were determined using the daily oil price or daily gas sales price ("spot price") adjusted for oilfield or gas gathering hub and wellhead price differentials (e.g. grade, transportation, gravity, sulfur, and BS&W) as appropriate. Also, in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2004 were not considered. The spot price for gas at December 31, 2004 was $6.18 per MMBTU. The range of spot prices during the year 2004 was a low of $4.37, a high of $7.96 and the average was $5.87. The range during the first nine months of 2005 has been from $5.56 to $15.00 with an average of $7.77. The recent futures market prices have been in the $14.29 range.

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

  Results of Operations --

The Partnership entered into an annual contract to sell its gas produced at spot market price with any necessary price adjustment due to BTU content or transportation deduction owed. This contract will allow the partnership to take advantage of current high spot prices. The Partnership experienced an increase in its gas production, from 89,971 MCF in 2004 compared to 125,854 MCF in 2005. The average price per MCF increased from $6.45 in 2004 compared to $7.79 in 2005. The operating revenue increased from $589,176 in 2004 compared to $1,034,169 in 2005.

Production expenses increased from $222,424 in 2004 to $471,601 in 2005. Some production expenses are directly related to production volumes while others are directly related to repairs, labor, location costs and maintenance of the wells and well sites. The standard production operating expenses in the nine months of 2005 were for normal maintenance and upkeep at the wells and well sites and were reasonable based upon production volumes. The operator completed additional repairs, used artificial lift equipment and workovers as a means to help maintain production, increase production, or halt significant declines for a particular well or wells. The costs of these repairs, $121,730, were included in the overall lease operating expenses.

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

The Partnership records additional depreciation, depletion and amortization to the extent that net capitalized costs exceed the undiscounted future net cash flows attributable to the Partnership properties. The Partnership was not required to revise the properties basis in 2004 or during the first nine months of 2005. The current depreciation was reasonable based upon the remaining basis in the Partnership properties.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil and gas prices have historically been extremely volatile, and have been particularly so in recent years. The Partnership did not enter into significant hedging transactions during the third quarter of 2005 and had no open hedging transactions at September 30, 2005 or December 31, 2004. Declines in domestic oil and gas prices could have a material adverse effect on the Partnership's revenues, operating results, estimates of economically recoverable reserves and the net revenue there from.

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

November 14, 2005
(Date)